Form 10-K405
period 1997-03-31
SUMMIT HOLDING SOUTHEAST INC
filed 1997-06-27
CIK 1027287

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Transition Period From         to
                                                       -------   --------
                         COMMISSION FILE NUMBER 0-21933

                         SUMMIT HOLDING SOUTHEAST, INC.
             (Exact name of Registrant as specified in its charter)

        FLORIDA                                             59-3409855
(State of incorporation)                                (I.R.S. Employer
                                                      Identification Number)

                   2310 A-Z PARK ROAD, LAKELAND, FLORIDA 33801
          (Address of principal executive offices, including zip code)

                                 (941) 665-6060
              (Registrant's telephone number, including area code)

                                  ------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE

                                  ------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on June 24, 1997 was approximately $97,389,750. There were 5,750,000 shares of Common Stock outstanding as of June 24, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                         SUMMIT HOLDING SOUTHEAST, INC.
                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                TABLE OF CONTENTS

Item                                                                                                            Page
Number                                                                                                         Number
------                                                                                                         ------
                                                      PART I

   1.    Business.........................................................................................        3

   2.    Properties.......................................................................................       28

   3.    Legal Proceedings................................................................................       28

   4.    Submission of Matters to a Vote of Security Holders..............................................       29


                                                      PART II

   5.    Market for Registrant's Common Equity and Related Stockholder Matters............................       29

   6.    Selected Financial Data..........................................................................       30

   7.    Management's Discussion and Analysis of Financial Condition and Results of Operations............       32

   7A.   Quantitative and Qualitative Disclosures About Market Risk.......................................       40

   8.    Financial Statements and Supplementary Data......................................................       40

   9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............       40

                                                     PART III

  10.    Directors and Executive Officers of the Registrant...............................................       41

  11.    Executive Compensation...........................................................................       44

  12.    Security Ownership of Certain Beneficial Owners and Management...................................       49

  13.    Certain Relationships and Related Transactions...................................................       50

                                                      PART IV

  14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................       51

                                       SIGNATURES.........................................................       55

                                       INDEX OF FINANCIAL STATEMENTS .....................................      F-1

                                       INDEX OF FINANCIAL STATEMENT SCHEDULES.............................      S-1

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         Please carefully consider and evaluate all of the information provided in this report. In addition to historical information, this report includes forward-looking statements and information that are based on management's beliefs, plans, expectations and assumptions and on information currently available to management. The words "may," "should," "expect," "anticipate," "intend," "plan," "continue," "believe," "seek," "estimate" and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. The forward-looking statements in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions, including but not limited to those described in "Item 1. BUSINESS" and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." Many of such factors are beyond the Company's ability to control or predict. As a result, the Company's future actions, financial condition, results of operations and stock price could differ materially from those expressed in any forward-looking statements made by the Company, and undue reliance should not be placed on forward-looking statements. The Company does not intend to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

         Summit Holding Southeast, Inc. (the "Registrant," "Summit" or, together with its subsidiaries unless the context requires otherwise, the "Company") provides a variety of managed care workers' compensation products and administrative services to employers and self-insured employer groups primarily in Florida, as well as in Louisiana and Kentucky. Through the Company's administrative group (the "Administrative Subsidiaries"), the Company provides administrative services for four self-insurance funds, which are entities formed to provide workers' compensation coverage for self-insured employer groups on a pooled basis (the "Funds"), for the Company's two wholly owned workers' compensation insurance companies (the "Insurance Subsidiaries") and for certain municipalities. These administrative services include most aspects of the daily operations of the Funds and the Insurance Subsidiaries, including sales and marketing, underwriting, claims administration, loss control, policy administration and financial management. These services are provided for a fee, with the Company generally receiving a percentage of premiums. The Administrative Subsidiaries do not assume any underwriting risk of the Funds.

         The Insurance Subsidiaries, which consist of Bridgefield Employers Insurance Company ("Bridgefield") (formerly, Employers Self Insurers Fund or "ESIF") and Bridgefield Casualty Insurance Company ("Bridgefield Casualty"), underwrite and assume the underwriting risk with respect to workers' compensation insurance policies for Florida employers of all sizes, primarily in the construction, manufacturing, wholesale and retail and service industries. As of March 31, 1997, in the aggregate, the Company's insurance products and administrative services were provided to approximately 16,700 employers representing approximately $212 million in premiums, including approximately $88 million in premiums attributable to the Funds and $124 million in premiums attributable to the Insurance Subsidiaries.

         The Company's approach to managed care workers' compensation is to select responsible employers for coverage, assist such employers in creating a safe work place and proactively manage claims, thereby returning employees to work promptly and minimizing losses. Employers' safety programs are monitored by the Company's staff of approximately 25 loss control field representatives who visit an employer's work place on at least an annual basis. Reported claims are proactively managed by the Company so that employees receive prompt care by healthcare professionals which are part of the Company's provider network. The Company's claims management professionals direct care through the provider network, monitor employee treatment and progress toward returning to work and perform utilization and peer review to control costs.

         The Company's business was started in 1977, when Summit Consulting, Inc. ("SCI") was formed to establish and administer workers' compensation self-insurance programs for group self-insurance funds that are sponsored and formed by trade associations. The Company's primary Insurance Subsidiary, Bridgefield (formerly ESIF), was formed in 1978 as a group self-insurance fund under Florida law, and SCI became its administrator at that time. Between 1979 and 1982, SCI assisted with the formation and became the administrator of three of the Funds located in Florida and Louisiana, and in 1995, SCI became the administrator of the fourth Fund, located in Kentucky. None of the Funds are related to the Company, except that certain of the directors of Summit are trustees of certain of the Funds. See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Until January 16, 1996, Bridgefield was also unrelated to SCI. Effective on that date, Bridgefield acquired SCI, its holding company, Summit Holding Corporation ("SHC"), and all of their affiliates (the "Acquisition").

         Summit was formed in November 1996 in connection with the conversion of ESIF (the "Conversion") from a Florida group self-insurance fund to a Florida stock insurance company, which is now Bridgefield. Pursuant to ESIF's Amended Plan of Conversion and Recapitalization, which was approved by the policyholders or members of ESIF, all of the membership interests in ESIF were extinguished and, in exchange for such membership interests, Summit issued to each eligible policyholder shares of Summit's Series A Preferred Stock and subscription rights to purchase shares of Summit's Common Stock. On the date of the Conversion, Summit issued a total of 1,639,701 shares of its Series A Preferred Stock to eligible policyholders and sold 5,000,000 shares of its Common Stock to subscribing eligible policyholders, to directors, officers and certain other management employees of the Company (the "Management Group") and to purchasers in Summit's initial public offering. Simultaneously, Bridgefield issued all of its capital stock to Summit and thereby became a wholly owned subsidiary of Summit. At the same time, in connection with a recapitalization to simplify the Company's corporate structure, all of the capital stock of SHC, which had been owned by ESIF prior to the Conversion, was acquired by Summit, and SHC also became a wholly owned subsidiary of Summit. As a result, Summit conducts the business of the Insurance Subsidiaries through Bridgefield and conducts the business of the Administrative Subsidiaries through SHC. The Conversion and related recapitalization became effective on May 28, 1997.

         The Company believes that the Conversion provides new opportunities for improving its return on invested capital through growth in its core workers' compensation business. Following the Conversion, the Company is able to offer both self-insurance and traditional indemnity products, which improves its ability to service its markets. In addition, as a stock corporation, the Company now has an enhanced ability to raise capital through improved access to the capital markets, and the Company's ability to issue stock also can help it expand through acquisitions and diversify into new geographic markets and business activities (subject to any necessary regulatory approvals).

INDUSTRY

         Workers' compensation benefits are state-mandated and regulated programs that generally require employers to provide medical benefits and wage replacement to employees injured at work, regardless of fault. In the event an employee suffers a work-related injury, workers' compensation coverage will pay the medical benefits associated with such injury, regardless of whether the injured employee participates in any other health or medical benefits program. Each individual state has a regulatory and adjudicatory system that quantifies the level of wage replacement to be paid, determines the level of medical care required to be provided and the cost of permanent impairment, and provides whether the injured employee or the employer has certain options in selecting healthcare providers. State laws generally require two types of benefits for injured employees: (i) medical benefits that include expenses related to diagnosis and treatment of the injury, as well as rehabilitation, if necessary, and (ii) indemnity payments that consist of temporary wage replacement, permanent disability payments or death benefits to surviving family members. To fulfill this mandated financial obligation, virtually all employers are required to either purchase workers' compensation insurance from a private insurance carrier, a state-sanctioned assigned risk pool or a self-insurance fund (an entity that allows employers to obtain workers' compensation coverage on a pooled basis, typically subjecting each employer to joint and several liability for the entire fund) or, if permitted by their state, to self-insure.

         The Florida workers' compensation market accounted for more than 90% of the Company's total revenue for the fiscal year ended March 31, 1997. Florida is the fourth largest state in terms of population behind California, New York and Texas and, according to the Department of Insurance of the State of Florida (the "Florida DOI"), the Florida workers' compensation market approximated $3.4 billion in premiums in 1996. Over half of Florida's employment is in the service and wholesale/retail trade sectors, with manufacturing, construction and agriculture following (in order of size) to make up the bulk of the remainder of the state's employment base. Based upon data reported by the National Association of Insurance Commissioners (the "NAIC"), had ESIF been a stock insurance company on December 31, 1995, it would have been one of the five largest workers' compensation insurers in Florida, based on the amount of direct premiums earned. Because of the heavy concentration of the Company's business in the State of Florida, the Company may be adversely affected by economic downturns, significant unemployment, regulatory developments and other conditions that may occur from time to time in Florida and which may not affect the Company's more geographically diversified competitors.

MANAGED CARE

         Over the past eight years, the Company has implemented a managed care approach to workers' compensation. The Company's managed care strategy reduces costs through loss prevention, early intervention and proactive management of claims. The Company's focus on loss prevention includes helping employers establish workplace safety programs, making on-site visits to the workplace and coordinating among the Company's underwriting, loss control, claims management and sales and marketing groups. Once a claim occurs, the Company's early intervention procedures enable the Company to identify injuries that have the potential of resulting in significant expenses and controlling these expenses from the outset. The Company generally uses a three-point contact system with the goal of contacting each of the injured employee, the employer and the health care provider within 24 hours after notification of an initial claim. The

Company's SMART(TM) (Summit Medical Alert Reaction Team) coordinates a medical claim from inception to completion in order to provide quality health care to the injured employee so that he or she may return to work as quickly as possible. The Company believes returning an employee to the job quickly is an effective means of controlling indemnity payments for lost wages, typically the largest component of workers' compensation costs as well as medical expenses.

         The Company directs claimants to healthcare providers that are part of the Company's managed care networks. These networks currently include healthcare providers who have contracted with Heritage/Summit Healthcare of Florida, Inc., the Company's wholly owned provider network subsidiary, or with Vincam Occupational Health Systems, Inc., an unaffiliated provider network. These arrangements currently give the Company access to healthcare providers in every county in Florida, including approximately 2,000 total practitioners and hospitals. With such networks, the Company emphasizes the use of cost control measures such as utilization review. The Company's total managed care approach, including early intervention, proactive claims management and use of provider networks, in combination with state-mandated fee schedules, has resulted in a substantial reduction in the amount the Company pays for medical bills submitted.

PRODUCTS AND SERVICES

         The Company's operations are comprised of two general types: (i) administrative services provided by the Administrative Subsidiaries and (ii) insurance coverage underwritten by the Insurance Subsidiaries.

         ADMINISTRATIVE SERVICES. The Company provides a full range of management and administrative services for the Funds and for certain municipalities. The Company's Administrative Subsidiaries also provide these services for the Insurance Subsidiaries. The services include those needed to manage an integrated workers' compensation program, including sales and marketing, underwriting, claims management, loss control and policy administration.

         Claims Management. The Company's claims management group consists of approximately 170 claims adjusters based at the Company's headquarters and 12 field claims adjusters. The Company believes that it has developed a sophisticated, efficient claims management system which facilitates the prompt resolution of claims. On average, each claims adjuster has a case load of 125 outstanding claims, which the Company believes is a contributing factor in reducing and controlling claims costs. Claims adjusters electronically track the progress of claims filed and issue regular reviews on the status of cases. On a bi-monthly basis, claims personnel review selected cases for changes in status and adjustments to case-specific reserves. In order to provide consistent service and build customer relationships, the Company assigns claims adjusters by geographic territory. However, given the special considerations related to medical claims, the Company has established a designated medical claims management group which is utilized for medical related claims in all territories.

         Underwriting and Loss Control. The Company's services include assisting the Funds, the Insurance Subsidiaries and other clients with formulating their underwriting guidelines and then implementing those guidelines on behalf of the client. Management believes that one of the Company's most valuable services for its clients, and one of the ways that the Company is able to minimize its own insurance risks, is the Company's general practice of recommending for membership in a Fund, or for issuance of a policy, those employers who fit the Company's underwriting criteria. Prior to recommending that the client or the Insurance Subsidiaries accept a risk, the Company's underwriters review the employer's prior loss experience and safety record, premium payment and credit history, employment classifications and physical operation. As part of the Company's ongoing loss control efforts, each employer undergoes a periodic review (not less than annually) of its coverage.

         After accepting an employer for workers' compensation coverage, the second phase is to help the employer manage its safety risks. The Company employs a staff of approximately 25 loss control field representatives whose goals include visiting new employees within 90 days of coverage. Loss control professionals complete training programs upon joining the Company, and many come with certifications and professional designations for loss control and safety. Loss control representatives assist employers in developing and monitoring safety programs to reduce work related injuries and health hazards. After evaluating an employer's loss profile, a loss control field representative will help develop a loss control program and establish accident reporting and claims investigation protocol. A primary objective for field representatives is to educate employers on necessary safety systems and health issues which will enable the employers to manage their own risk.

         In an effort to evaluate the underwriting process and provide an early warning system, the underwriting department, in cooperation with the loss control department, produces a monthly computer-generated report identifying specific employers where excessive losses have occurred. Triggered by these reports, loss control representatives inspect the employer's operations and issue recommendations based on their findings. Further, loss control representatives conduct periodic spot checks to determine the effectiveness of specific recommendations.

         Sales and Marketing. The Company's products and the Fund memberships are sold through more than 1,000 independent insurance agencies. As of March 31, 1997, the Company's top ten independent agencies accounted for approximately 17% of the Company's direct in-force premiums, with the top independent insurance agency accounting for approximately 3%. These agencies offer and sell competitors' products, as well as the Company's products. As a result, the Company's business depends in part on the marketing efforts of these agencies and on the Company's ability to offer workers' compensation insurance products and services that meet the requirements of these agencies and their customers. In addition, if the Company expands into additional states, it must establish a network of independent agencies in such states if it is to successfully market its products. Failure of independent insurance agencies to market the Company's products and services successfully could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's sales and agency relations department and telemarketing department work with the more than 1,000 independent insurance agencies that sell the Company's products. The Company's agency executives are sales professionals who work closely with the larger agencies, maintaining regular communications with the agencies and keeping them up to date on the Company's products and services, as well as developments and trends in workers' compensation insurance. The Company's telemarketing representatives maintain contact with the smaller agencies by telephone, keeping those agencies informed about products, services and trends. Often, the Company's agency executives work with the independent agents in making presentations to potential clients. The sales department is responsible for maintaining the record of accounts for each agent and ensuring that proper commissions are paid in a timely manner. Sales conferences and seminars are held regularly for agents and their staffs.

         The Company's creative services department supports the sales and agency relations functions. This seven-person department functions as an in-house advertising agency to produce brochures, newsletters, posters, videos and other visual presentations to assist the independent agents, and in turn their clients, in understanding how the Company's products and services can satisfy an employer's workers' compensation insurance needs. The creative services department also provides a service to members of the Funds by informing them about developments in safety, claims and other areas of workers' compensation through internally generated newsletters and articles in trade publications.

         Policy Administration. It is an objective of the Company to provide every insured and Fund member and their employees with timely and quality service. The Company maintains a group of approximately 30 client service personnel who answer all incoming client telephone calls and handle other requests for customer support. These personnel coordinate with the sales force and field personnel, and they are responsible for maintaining a client database. In addition, the Company has a group of approximately 20 persons who perform premium audits, working both internally at the Company's headquarters and in the field at client sites. These auditors are responsible for making certain that the payrolls and job classifications for each insured and Fund member are accurately reflected in the premium amounts charged for coverage. The field auditors generally conduct a premium audit for every insured and Fund member on an annual basis. Separately, the Company has a team of approximately 15 individuals who handle collections and disputes related to premiums.

         Primary Customers. The Company's primary customers for its administrative services are its own Insurance Subsidiaries and the four Funds, including the Florida Retail Federation Self Insurers Fund ("FRF"), the Louisiana Employers Safety Association Self Insurers Fund ("LESA"), the Louisiana Retailers Association Self Insurers Fund ("LRA"), and the Kentucky Retail Federation Self Insurers Fund ("KRF"). SCI assisted with the formation of and became the administrator for FRF, LRA and LESA in 1979, 1980 and 1982, respectively. SCI became the administrator of KRF in 1995. Each of the Funds was formed at the direction of a particular trade association, and each is a trust organized and operated under provisions of applicable state law. Each Fund has a board of trustees, but no officers or employees, and the board of trustees of each Fund has contracted with SCI to perform most aspects of the daily operations of such Fund.

         Each Fund has executed a written administrator's contract with SCI which defines the services to be performed by SCI and the fee to be paid by the Fund. These contracts are intended to be (i) long-term in nature, with initial terms of between two and five years and provisions for automatic renewal, and
(ii) terminable by the Funds for "good cause," which is generally defined to mean a failure by SCI to perform its obligations under the contract or SCI's fraud or bankruptcy, with such default by SCI not being cured within a 90-180 day period after notice from the Fund. For these reasons and because the Funds have no employees and the Company manages all aspects of their relationships with agents and members, the Company believes that it would be difficult for the Funds to cancel their contracts with the Company or move the business to a new administrator.

         The following table presents the Company's annual administrative fee revenues received from each Fund:

                                                                      YEAR ENDED MARCH 31,
                                                       ----------------------------------------------------
                                                             1995             1996              1997
                                                             ----             ----              ----
                                                                         (IN THOUSANDS)
FRF................................................          $30,544         $27,749           $24,524
LESA...............................................          $ 7,828         $ 5,508           $ 4,112
LRA................................................          $ 4,520         $ 3,609           $ 3,122
KRF................................................          $     -         $   489           $   981

     Total                                                   $42,892         $37,355           $32,739

         Such annual administrative fee revenues are generally a contractually agreed upon percentage of each Fund's premiums. Out of such annual administrative fees, the Company is required to pay certain direct expenses, including agents commissions, premium taxes and reinsurance premiums.

         The following describes certain information about each of the four
Funds:

                  Florida Retail Federation Self Insurers Fund. FRF was established in 1979 as a workers' compensation self-insurance fund targeted specifically to retailers, service providers, wholesalers and retail-related businesses in Florida. As of March 31, 1997, FRF had approximately 6,900 member employers and annual premiums in excess of $63.8 million. FRF memberships renew each year on January 1.

                  Louisiana Employers Safety Association Self Insurers Fund. LESA was established in 1982 and currently provides coverage to over 800 member employers in Louisiana. As of March 31, 1997, LESA had annual premiums of approximately $12.0 million. LESA memberships renew each year on April 1. LESA's members have voted in favor of converting the Fund to a nonassessable mutual insurance company. If such conversion is approved by the applicable insurance regulators and effected, upon the approval of SCI, LESA would replace its current administrator's agreement with a managing general agent agreement, pursuant to which SCI would continue without interruption to manage the day-to-day operations of LESA, as converted to an insurance company.

                  Louisiana Retailers Association Self Insurers Fund. LRA was established in 1980 as a workers' compensation self-insurance fund targeting specifically wholesalers and retail-related businesses in Louisiana. As of March 31, 1997, LRA had over 1,300 retail member employers and annual premiums of approximately $9.0 million. LRA memberships renew each year on July 1.

                  Kentucky Retail Federation Self Insurers Fund. KRF is a workers' compensation self-insurance fund for selected Kentucky retail businesses, and SCI assumed administration of KRF in August 1995. As of March 31, 1997, KRF had over 1,200 members and annual premiums of approximately $3.0 million. KRF memberships renew each year on January 1.

         INSURANCE OPERATIONS. Prior to the Conversion, ESIF was one of the largest workers' compensation self-insurance funds in Florida, with approximately 5,400 member employers and approximately $110.0 million in annual premiums as of March 31, 1997. ESIF's policies renew each year on April 1.

         ESIF has maintained a relatively steady risk distribution of business groups. A breakdown of all business segments is shown below:

                            ESIF'S RISK DISTRIBUTION
                              AS OF MARCH 31, 1997

                                                       APPROXIMATE % OF TOTAL
INDUSTRY                                                 PREMIUMS WRITTEN
--------                                                 ----------------

Construction.......................................             45%
Manufacturing......................................             17%
Wholesale and retail...............................             13%
Service............................................             14%
Transportation.....................................              6%
Agriculture........................................              5%

         Total                                                 100%
                                                               ===


         During 1995, in an effort to compete with those workers' compensation insurers who issue non-assessable policies, the Company formed Bridgefield Casualty, which is licensed to underwrite property/casualty insurance in Florida and is capitalized with $7.7 million of cash and invested assets. Bridgefield Casualty began offering a non-assessable workers' compensation policy in Florida effective January 1, 1996, and as of March 31, 1997 had written approximately 1,500 such policies representing approximately $14.0 million of annual premiums. Subject to receipt of licensing approvals, Bridgefield Casualty intends to begin selling non-assessable workers' compensation policies in Louisiana. Future plans also include possible workers' compensation offerings in other states as well as other property/casualty products offered to members of the Funds.

         The Company's products and rating plans encompass a continuum of options designed to fit the needs of its insured employers and employer groups. The basic product, accounting for approximately 69% of the Insurance Subsidiaries' premiums in force at March 31, 1997, is a guaranteed cost contract, in which the premium for each employer is set in advance and varies based upon changes in the client's operations, payroll and safety and drug-free workplace programs. In return, the Company agrees to assume statutorily imposed obligations of the employer to provide workers' compensation benefits to its employees. The premium for such a policy depends upon the type of work performed by the employees and the general business of the insured. An employer large enough to qualify, typically those paying more than $25,000 in annual premiums, may choose a different product, having its premium based on its loss experience relative to its peers as determined over a one-year period. A client who desires to assume a certain amount of financial risk may elect a deductible which makes the client responsible for the first portion of any claim. In exchange for the deductible election, the employer receives a premium reduction. The Company also offers a loss sensitive plan (retrospective rated plan) to employers paying more than $25,000 in annual premiums. Under this plan, final premium for a period is determined on the basis of the insured's actual losses during that period. If a client's losses during a claims period are better than expected, the Company may be required to refund a portion of the premium previously paid. Throughout the fiscal years ended March 31, 1995, 1996 and 1997, the Company established and maintained gross aggregate accruals for retrospective refunds in amounts of $9.2 million, $10.6 million and $11.4 million, respectively. Retrospective rated policies accounted for 32%, 30% and 31%, respectively of total premiums during the fiscal years ended March 31, 1995, 1996 and 1997. The Company secures substantially all of its retrospective liability through a combination of letters of credit, cash deposits and other instruments.

REINSURANCE

         The Company obtains reinsurance principally to reduce its net liability on individual risks, to provide protection for catastrophic losses, to stabilize its underwriting results and to increase its underwriting capacity. In exchange for reinsurance, the Company pays to its reinsurers a portion of the premiums that the Company receives.

         Bridgefield currently maintains specific excess of loss policies ("Excess Reinsurance") with several reinsurers, under which the reinsurers have agreed to pay claims and claims expenses over a specific dollar amount per occurrence. Bridgefield currently maintains Excess Reinsurance agreements with John Hancock Mutual Life Insurance Company, Lincoln National Life Insurance Company, Republic Western Mutual Insurance Company, Lloyds of London, and National Union Fire Insurance Company, and policies providing coverage for prior years with several other reinsurers, pursuant to which each of such reinsurers agrees to pay claims and expenses above a certain amount and up to a specified limit per claim. The aggregate effect of such agreements is that claims and claims expenses in excess of $50,000 per claim and up to the statutory amount per claim will be paid by one or more of such reinsurers in accordance with the terms of such agreements.

         Further, Bridgefield has entered into Quota Share Reinsurance agreements, effective April 1, 1997, with American Re-Insurance Company ("Am Re"), St. Paul Fire and Marine Insurance, Constitution Reinsurance Corp. and Transatlantic Reinsurance Co. under which Bridgefield has ceded to such reinsurers, in the various proportions taken by each of them, an aggregate of 75% of the net premiums on workers' compensation policies written during such period, and such insurers, in the respective proportions taken by each of them, have assumed that same percentage of risks under such policies. The portions taken by each of such reinsurers is as follows: Am Re--35%; St. Paul Fire and Marine Insurance--15%; Constitution Reinsurance Corporation--20%; and Transatlantic Reinsurance Company--5%.

         Bridgefield Casualty has an Excess Reinsurance agreement with Continental Casualty Company under which that reinsurer has agreed to pay claims and claims expenses up to statutory limits per claim, to the extent each claim exceeds $0.5 million. In addition, Bridgefield Casualty has a Quota Share Reinsurance agreement in effect with Am Re under which Bridgefield Casualty cedes to Am Re a percentage (currently 80%) of all written workers' compensation premiums and Am Re assumes that same percentage of risks.

         Quota Share Reinsurance allows an insurer to write, within regulatory guidelines, a larger number of policies than it otherwise could write. With regard to the Company, however, in the event that any or all Quota Share Reinsurance agreements to which the Insurance Subsidiaries currently are party are terminated for any reason and are not replaced by another Quota Share Reinsurance arrangement, the Insurance Subsidiaries, based on their current capital levels, would not be required to increase their capital or reduce their level of workers' compensation premiums.

         Reinsurance does not legally relieve an insurer from its liability under the workers' compensation policies it issues, but it does make the assuming reinsurer liable to the insurer for the reinsurance ceded. Therefore, the Company is subject to credit risk with respect to the obligations of its reinsurers. The Company regularly performs internal reviews of the financial strength of its reinsurers. However, if a reinsurer is unable to meet any of its obligations to the Insurance Subsidiaries under the reinsurance agreements, the Insurance Subsidiaries would be responsible for the payment of all claims and claims expenses which the Company has ceded to such reinsurer. The Florida DOI permits Bridgefield to cede reinsurance only to authorized reinsurers, unless Bridgefield obtains the prior approval of the Florida DOI.

         All of the reinsurers that are party to the Excess Reinsurance agreements or the Quota Share Reinsurance agreements are rated A or better by AM Best Company ("A.M. Best"). Nevertheless, any failure on the part of the Company's reinsurers, as well as any inability of the Company to obtain reinsurance in the future or any significant increase in the cost of such reinsurance, could have a material adverse effect on the Company's business, financial condition and results of operations.

         Certain detailed information regarding the Company's total reinsurance recoverable is set forth in Note 6 of Notes to Consolidated Financial Statements contained in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

         Under the terms of its administrative services contracts, the Company advises the Funds regarding their reinsurance needs and places such reinsurance. The Company currently has placed Excess Reinsurance on behalf of each Fund. The Company pays the Funds' reinsurance premiums out of the Company's service fee revenues.

         The Company brokers all of its reinsurance and the reinsurance purchased for the Funds through a wholly owned reinsurance agency, which employs one agent. The Company receives a brokerage fee from the Funds.

         The Company has not experienced any material difficulties in collecting reinsurance recoverables from any of its reinsurers, including, without limitation, Crossroads Insurance Company, Ltd. ("Crossroads") and Lloyds of London. However, no assurance can be given as to the future ability of any of the Company's reinsurers to meet their obligations. In recent years, Lloyds of London has reported substantial aggregate losses which have had adverse effects on it in general and on the underwriting capacity of its syndicates in particular. These losses and other adverse developments could affect the ability of certain Lloyds of London syndicates to continue to trade and the ability of insureds to continue to place business with particular syndicates. To the Company's knowledge, the Lloyds of London syndicates with which the Company has contractual relationships have not experienced any inability to pay their reinsurance obligations as and when due. However, it is not possible for the Company to predict what effects the circumstances described above may have on Lloyds of London and the Company's contractual relationship with Lloyds of London syndicates in future years.

LOSSES AND LOSS ADJUSTMENT EXPENSES

         The Insurance Subsidiaries are required to maintain reserves to cover their estimated liabilities for losses and for loss adjustment (claim settlement) expenses ("LAE") with regard to reported and unreported claims. Such loss reserves are estimates established by management based upon, among other factors, (i) results of actuarial reviews which incorporate the Company's experience with similar cases, estimates of future claim trends, and historical trends such as recurring loss payment and reporting patterns, claim closures and product mixes; (ii) facts known to the Company; and (iii) regulatory requirements. Such reserve is continually reviewed and, as adjustments become necessary, such adjustments are included in the results of current operations.

         The establishment of appropriate reserves is an inherently uncertain process, particularly in the workers' compensation industry in which claims payments can extend for lengthy periods of time. There can be no assurance that ultimate losses will not materially exceed the Insurance Subsidiaries' loss reserves. As discussed in greater detail below, the Company has experienced considerable reserve deficiencies in years prior to 1993 and has adjusted its reserves in response to development trends. Also described below are certain accrual uncertainties and risks related to the Company's retrospectively rated policies. There can be no assurance that there will not be deficiencies or adjustments in the future, resulting from numerous factors including, for example, any instability in the regulatory environment and loss data inadequacies. To the extent that reserves prove to be inadequate in the future, the Insurance Subsidiaries would have to increase such reserves and incur a charge to earnings in the period such reserves are increased, which could cause fluctuations in quarterly operating results and which could have a material adverse effect on the Company's business, financial condition and results of operations.

         The following table shows changes in the historical loss and LAE reserve for ESIF for the ten fiscal years beginning with the year ended March 31, 1988. The top line shows the reserve recorded at each fiscal year end. Such amount represents an estimate of unpaid losses and LAE occurring in that year as well as future payments on claims occurring in prior years. The upper portion of the table (cumulative paid) presents the cumulative amounts paid during subsequent years on those losses for which reserves were carried as of each specific year. The lower portion (reserves re-estimated) shows the re-estimated amounts of the previously recorded reserve based on experience as of the end of each succeeding year. The re-estimate changes as more information becomes known about the actual losses for which the initial reserve was carried. An adjustment to the carrying value of unpaid losses for a prior year will also be reflected in the adjustments for each subsequent year. For example, an adjustment made in the fiscal year ended March 31, 1996 for loss reserves in the fiscal year ended March 31, 1993 will be reflected in the re-estimated ultimate net loss for each of the fiscal years ended March 31, 1993 through March 31, 1996. The cumulative redundancy (deficiency) line represents the cumulative change in estimates since the initial reserve was established. It is equal to the difference between the initial reserve and the latest re-estimated reserve amount.

            ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

                                                          FISCAL YEAR ENDED MARCH 31,
                           --------------------------------------------------------------------------------------------------------
                              1988      1989     1990        1991      1992       1993       1994        1995      1996      1997
                              ----      ----     ----        ----      ----       ----       ----        ----      ----      ----
Reserve for losses and
  LAE at end of period...  $ 57,488  $125,065  $169,004   $209,601  $169,474    $257,307   $274,102   $259,085   $277,995  $269,670
Cumulative paid as of
   One year later........  $ 40,028  $ 57,482  $ 74,481   $ 88,815  $ 71,364    $ 73,839   $ 71,915   $ 64,882   $ 72,976
   Two years later.......    70,077   100,883   133,064    138,546   118,326     122,411    114,097    102,227
   Three years later.....    92,466   135,490   160,896    170,259   149,424     149,175    136,646
   Four years later......   110,856   146,825   176,483    190,179   165,628     163,261
   Five years later......   119,024   151,683   185,759    199,556   175,079
   Six years later.......   123,810   154,668   189,948    205,762
   Seven years later.....   126,776   158,802   193,066
   Eight years later.....   130,904   161,815
   Nine years later......   133,906
Reserves re-estimated
  as of end of year
   One year later........  $101,593  $141,132  $184,334   $202,489  $233,631    $237,318   $247,737   $267,885   $276,437
   Two years later.......   112,663   156,080   178,786    237,767   214,381     238,014    257,002    271,738
   Three years later.....   126,297   161,652   214,630    231,823   225,238     247,328    264,364
   Four years later......   132,163   182,010   209,894    239,113   235,163     255,854
   Five years later......   148,221   178,810   209,196    248,352   244,113
   Six years later.......   145,937   178,042   215,984    255,232
   Seven years later.....   143,905   184,986   219,629
   Eight years later.....   148,783   188,622
   Nine years later......   149,419
Cumulative redundancy
  (deficiency)
   Dollars...............  $(91,931) $(63,557) $(50,625)  $(45,627) $(74,639)   $  1,453   $  9,738   $(12,653)  $  1,558
   Percentage............   -159.91%   -50.82%   -29.95%    -21.77%   -44.04%       0.56%      3.55%     -4.88%      0.56%



Net reserves....................................................................       274,102    259,085     277,995      269,670
Ceded reserves..................................................................        93,898    108,306     109,637       89,074
                                                                                       -------    -------     -------      -------
Gross reserves..................................................................       368,000    367,391     387,632      358,744
Net reserves re-estimated.......................................................       264,364    271,738     276,437           --
Ceded reserves re-estimated.....................................................       100,989     76,224      92,972           --
                                                                                       -------    -------     -------      -------
Gross reserves re-estimated.....................................................       365,353    347,962     369,409           --
Gross cumulative redundancy (deficiency)
   Dollars......................................................................         2,647     19,429      18,223
   Percentage...................................................................          0.72%      5.29%       4.70%


        As seen in the above table, ESIF's reserve estimates for fiscal years ended March 31, 1992 and earlier had a history of increasing (or "adversely developing") as those years matured and more data became available. In addition, for the fiscal year ended March 31, 1995, ESIF reduced its net reserve by approximately 5.5% and subsequently increased the net reserve in fiscal 1996 by approximately 8.3%. The adverse development trend and the recent reserve adjustments are due to several internal and external factors, as discussed below.

        Although ESIF began operations in 1979, prior to 1985 management believed that it was not necessary for ESIF to maintain detailed claims data for the purpose of projecting ultimate loss reserves because its losses over a specified amount were fully reinsured. Also, at that time self-insurance funds in Florida, including ESIF, were regulated by the Florida Department of Labor (the "DOL"), which did not require actuarial verification or the recording of incurred but not reported claims reserves. Beginning in 1985, due primarily to changes in the reinsurance market, ESIF no longer had access to full reinsurance, and ESIF for the first time engaged an independent actuary to assist it in computing ultimate reserve estimates.

         Prior to 1989, ESIF's claims were adjusted and managed by Adjustco, Inc. ("Adjustco"), an independent claims adjusting company, under contract to SCI. Adjustco was responsible for establishing, monitoring and updating case-based loss reserves used to set the reserves for ESIF's financial statements. In January 1989, SCI discontinued the contract with Adjustco and began performing such claims management functions through its wholly owned subsidiary, Summit Claims Management, Inc. ("SCM"). This change has increased ESIF's control over the handling of each claim and has permitted ESIF to collect detailed claims data. Also, due to improved data collection and computer databases, ESIF is now able to sort the data into smaller subsets that support more individualized actuarial assumptions, and ESIF is able to perform more sophisticated analysis of the data.

         In 1985, when ESIF first began establishing meaningful loss and LAE reserves, there was not a substantial volume of company-specific claims data available. The actuaries relied more heavily on industry data and assumptions. Management elected to record ESIF's reserves each year at an amount in excess of the actuarial estimates, a practice which proved to result in a more accurate reserve amount. As reflected in the table above, even with management increasing reserves over the actuarial estimates, ESIF's total reserves still experienced adverse development until 1993.

         By 1993, ESIF's business had grown significantly, and it was beginning to accumulate a much larger volume of company-specific data. Also, the data regarding claims incurred in prior years and paid in later years was becoming more reliable as this data aged and matured. The use of this data enabled ESIF's actuaries to begin estimating more accurate reserve amounts.

         In addition, in or around 1994, several external changes occurred which have improved ESIF's ability to establish more accurate reserve estimates. In January 1994, the New Florida Law (as such term is defined in "--Regulation" below) went into effect. For ESIF, one of the most important reforms implemented by this law was that it permitted workers' compensation insurers in Florida to settle and close all portions of outstanding claims, whereas previously they had been permitted to settle and close only the wage loss portions. This has significantly improved ESIF's ability to predict the ultimate loss on a claim. Also, because ESIF has been able to settle and close claims that were still outstanding from prior years, it has been able to reduce the adverse development of prior years as those years continue to mature. ESIF's loss ratios have declined over the years and have become more stable.

         Another factor that has contributed to ESIF's improved actuarial estimates is the lessening of medical cost inflation. Prior to 1994, ESIF's experience showed significant annual inflation in medical expenses, which made estimating loss reserves with respect to medical costs uncertain. However, with managed care and other actual or proposed healthcare reforms limiting this rate of inflation in medical expenses, ESIF has been better able to estimate loss reserves with respect to such costs.

         Also in 1994, the Florida legislature transferred regulatory oversight of self-insurance funds from the DOL to the Florida DOI. The Florida DOI placed substantially more emphasis on the actuarial reports and requested that self-insurance funds record reserves only at amounts that had been agreed upon by the funds' actuaries.

         As a consequence of these factors that had been taking place in the early 1990s, in 1995 ESIF determined that it no longer needed to increase reserves above the actuarial estimates. ESIF's management believed that the actuarial estimates were beginning to show a trend of redundancy or only small deficiencies, as reflected in the table above. As a result, for the fiscal year ended March 31, 1995, ESIF reduced the aggregate loss and LAE reserve by approximately $25.4 million, or 9.8% of net reserves. The following table, which presents the development of actuarial net loss ratios for the same ten-year period that is set forth above, illustrates how the actuarial estimates have improved over time. This table shows net loss ratios that have been computed using only the actuarially estimated reserve amounts, and excludes any management reserves. The top line of the table shows the net loss ratio for each year, and each succeeding line shows how that ratio has developed with each succeeding year. The ratios for each succeeding year are for only that original accident year and are not cumulative.

                   DEVELOPMENT OF ACTUARIAL NET LOSS RATIOS(1)

                                                             YEAR ENDED MARCH 31,
                              ------------------------------------------------------------------------------------------
                              1988       1989     1990     1991      1992     1993     1994       1995    1996      1997
                              ----       ----     ----     ----      ----     ----     ----       ----    ----      ----
Actuarial loss & loss
  adjustment expense
  ratios                      86.0%    89.8%      77.0%     66.8%    67.0%    59.8%   55.8%      59.8%    60.4%    56.7%
One year later                89.4     85.8       77.0      67.1     64.8     56.2    53.8       58.7     56.7
Two years later               98.9     91.5       77.2      66.9     61.6     61.0    54.3       56.5
Three years later             97.8     93.4       84.5      70.3     64.2     60.7    53.1
Four years later             100.9    103.1       87.2      75.3     64.7     60.5
Five years later             110.7    103.1       89.9      76.8     66.2
Six years later              110.7    104.3       92.5      78.7
Seven years later            110.8    106.2       94.6
Eight years later            111.7    109.0
Nine years later             113.4

--------------

(1) Actuarial net loss ratios are estimated billable premium regardless of the payment plan net of specific reinsurance. This table does not reflect the impact of aggregate reinsurance.

         As shown in this table, the net loss ratios for fiscal years prior to 1992 have steadily increased as those accident years have developed. The net loss ratios for years 1992 and later have remained relatively stable. These trends correlate to the trend of the actuarially estimated reserves for years prior to 1992 to develop adversely as those years mature, and for years 1992 and later to be more accurate and experience less adverse development. By 1995, when management of ESIF determined that it would not need to record reserves in excess of the actuarial estimates, these net loss ratios had begun to evidence the trend toward less adverse development. For example, the net loss ratio for 1988 was 86.0% in that year, and by the end of 1995 the 1988 year net loss ratio had developed to 110.8%. In contrast, the net loss ratio for fiscal year 1992 was 67.0% in that year, but it had positively developed to 61.6% by the end of 1994. Years subsequent to fiscal year 1992 continued to evidence this trend.

         The improved quality and quantity of ESIF's claims data also resulted in two adjustments in fiscal 1996, an increase of the loss and LAE reserve and a decrease of accrued billable premiums relating to ESIF's retrospective rated insurance policies (the "Retro Plans"). For the fiscal year ended March 31, 1996, the loss and LAE reserve was increased consistent with revised actuarial indications. ESIF's independent actuaries determined that the reserve provision for claims occurring in prior years should be increased by approximately $10.8 million, which was 4.4% of reserves at the beginning of the year and 3.9% of net reserves.

         An in-depth review of this increase was undertaken by the Company's consulting actuaries. Specifically, data for the indemnity, medical and expense components of the Company's experience were separately reviewed to better understand the underlying patterns. This review confirmed the need to re-evaluate the loss development tail factors supporting the reserve estimates.

         As noted above, the Company wrote only a limited amount of business in its early years of operations. The development patterns that emerged from the actual loss experience in these early years define the development factors that are applied to all subsequent years. Consequently, as the experience matures, changes to the pattern will have a leveraged effect on the actuarial reserve estimates. At the same time the estimates, over time, rely more heavily on the Company's actual experience.

         In light of this new experience, the actuaries adjusted the development patterns to reflect these higher levels of expected development. Given the limited number of claims remaining open for these early years, it is expected that no additional adjustment in the development pattern will be necessary as these claims are settled, and reviews made subsequent to March 31, 1996 support this expectation.

         With respect to retrospective premiums, the actuaries reduced the estimate of accrued retrospective premiums by approximately $9.3 million. The establishment of an estimate of accrued retrospective premiums requires an analysis of both the overall losses for all Retro Plan participants (the mean loss ratio) as well as an estimate of the dispersion of individual participant loss ratios around the overall mean (the variance of the loss ratios). Prior to March 31, 1996, the actuaries had developed an estimate of the variance using only a limited amount of information about the individual participants' actual loss experience. To a large extent, the model was based on industry information regarding the dispersion of workers' compensation loss ratios around the mean. The annual review of the amount of accrued retrospective premiums reflected revised estimates of the participants' mean loss ratio, but did not re-estimate the variance assumption.

         During 1995, ESIF's actuaries reviewed the aggregate information for participants in the Retro Plans. For years 1986 through 1988, a majority of the losses had already been paid so that the actuaries were able to evaluate the actual dispersion of individual participants' losses around the mean. The actuaries concluded from this review that the earlier assumption of the variance tended to underestimate the proportion of the insureds that would experience losses in excess of the Retro Plans cap. The estimate of the variance was revised to better match the actual experience of the Retro Plans participants for these earlier years and applied the same assumptions to more recent years. Thus, although the reserving model remain unchanged, revised assumptions regarding variance using more individualized data caused the estimates of retrospective premiums receivable to be reduced.

         Based on actuarial and management review for the year ended March 31, 1997, a release of $3.9 million in reserve redundancy and a decrease in retrospective plan premiums receivable of $4.2 million had no material effect on Net Income for the period.

         The following table contains summary reconciliations of the beginning and ending insurance reserves, displayed individually for each of the three most recent fiscal years.

                                                      YEAR ENDED MARCH 31,
                                             -------------------------------------
                                             1995            1996             1997
                                             ----            ----             ----
                                                       (IN THOUSANDS)
Net reserves for losses
  and LAE at beginning of
  year                                      $274,102        $259,085        $277,995
                                            --------        --------        --------
Less: Recoverable from
  Florida SDTF(1)                             (9,929)        (15,879)        (20,060)
                                            --------        --------        --------
Net reserves for losses
  and LAE less SDTF
  recoverable assets at
  beginning of year                          264,173         243,206         257,935
Add provision for claims
  occurring in:
   The current year                           94,520          84,058          69,014
   Prior years                               (25,404)         10,786        (  3,862)
                                            --------        --------        --------
Incurred losses during
  the current year                            69,116          94,844          65,152
Deduct payments for
  claims occurring in:
   The current year                           16,857          15,432          14,131
   Prior years                                73,226          64,683          60,265
                                            --------        --------        --------
Claim payments during
  the current year                            90,083          80,115          74,396
Net reserves for losses
  and LAE less SDTF
  recoverable assets at
  end of period                              243,206         257,935         248,691
Add: Recoverable from
  Florida SDTF(1)                             15,879          20,060          20,979
                                            --------        --------        --------
Net reserves for losses
  and LAE at end of period                   259,085         277,995         269,670
Add: Reinsurance recoverables
  (exclusive of recoverables
  on paid losses)                            108,306         109,637          89,074
Gross reserves for losses
  and LAE at end of period
  (GAAP basis)                              $367,391        $387,632        $358,744
                                            ========        ========        ========

---------------

(1) Florida operates a Special Disability Trust Fund (the "SDTF") that reimburses insurance carriers, self-insurance funds and self-insured employers in Florida for certain workers' compensation benefits paid to injured employees. The SDTF is managed by the State of Florida and is funded through assessments against Florida insurers and self-insurers. The change in the SDTF recoverable asset is included in incurred losses in the Statement of Income.

         A reconciliation of the loss and LAE reserves determined on the basis of generally accepted accounting principles ("GAAP") with the reserves recorded on the statutory basis financial statements provided to state regulatory authorities is as follows:

                                                     MARCH 31,
                                        -----------------------------------
                                        1995           1996            1997
                                        ----           ----            ----
                                                 (IN THOUSANDS)

GAAP basis loss and LAE
  reserves                            $367,391       $ 387,632        $358,744
Reinsurance recoverables
  included in GAAP loss
  and LAE reserves                    (108,440)       (106,812)        (86,338)
Adjustment for the effect
  of computing GAAP basis
  loss reserves using paid
  losses gross of SDTF
  recoveries                           (24,836)        (31,376)        (25,965)
Discounting of indemnity
  portion of permanent
  disability claims                      4,875           4,667           4,367
                                      --------        --------          ------
Statutory basis loss and
  LAE Reserves                        $238,990        $254,111        $250,808
                                      ========        ========        ========

         The Company's GAAP basis balance sheet also includes the following amounts related to the SDTF:

                                                    MARCH 31,
                                       ------------------------------------
                                       1995            1996             1997
                                       ----            ----             ----
                                                (IN THOUSANDS)

Recoverable from SDTF                 $15,878         $20,060         $20,979
Reinsurance recoverable
  related to SDTF                      10,317          11,781           5,737

         The recoverable from SDTF asset has been recorded based on ESIF's historical collection experience and the amount of claims identified as subject to SDTF recovery. The SDTF reinsurance recoverable results from calculating such recoverables using loss and LAE reserves computed using paid losses gross of SDTF recoveries and in consideration of expected recoveries from SDTF. Certain of the claims used in the determination of the SDTF recoverable are of an amount which will pierce reinsurance layers. The Company will pursue recovery of such claims under the provisions of its reinsurance agreements. Subsequently, as the Company remits the claims to the SDTF, and ultimately collects these claims from SDTF, the Company will remit to the reinsurers their portion of the SDTF recoveries. The aggregate recoverable from SDTF asset and the SDTF related reinsurance recoverable, which approximates the amount of the increase in loss reserves resulting from determining the GAAP basis loss reserves using paid loss data gross of SDTF recoveries, represents management's best estimate of the aggregate amounts that will be recovered.

         The Company received $5.6 million from SDTF for the fiscal year ended March 31, 1996 and $7.5 million for the fiscal year ended March 31, 1997. In order to quantify the amounts recoverable from the SDTF, which are management's best estimates of the amounts that will be recovered, ESIF reviewed its claims that have been identified as subject to SDTF recovery considering ESIF's historical recovery experience on claims submitted to the SDTF. In addition, ESIF estimated the amount of claims it expects to recover over the next four years based on actual collection experience and discounted the expected recoveries using an appropriate interest rate. The amounts reflected as recoverables from the SDTF were based on the discounted expected collection amounts rather than on the total claims identified as subject to SDTF recovery. ESIF believes it will be reimbursed over a number of years.

         For additional information regarding the SDTF, see
"--Regulation-Special Disability Trust Fund."

INVESTMENT PORTFOLIO

         In general, the Company's investment policy focuses on: (i) safety of principal; (ii) timing of maturities to match assets and liabilities; and (iii) diversification. The Company's investment portfolio is managed by First Union Capital Management, Smith Barney Capital Management and Invesco Capital Management. These managers have certain discretion to make investments on behalf of the Company, subject to regulatory restrictions and the Company's investment policy and guidelines.

         The Company's primary investment objective is to minimize risk while matching portfolio and liabilities duration. The average fixed-income duration of the portfolio is approximately four years. This duration, when coupled with the Company's cash and cash equivalents, matches the historical claims liability duration of three years. A secondary objective is to maximize total return, within the regulatory constraints of the insurance laws of the State of Florida (together with all applicable regulations (the "Florida Insurance Code") and quality constraints of NAIC Class I requirements.

         In the fiscal year ended March 31, 1996, the Company's investment portfolio turnover rate was approximately 40% due primarily to maturing investment securities and the restructuring of certain fixed income securities, consisting primarily of government bonds which decreased from 32,5% to 25.5% of such portfolio, while the Company's investments in municipal bonds increased from 31.5% to 38.5% of the total portfolio.

         Stockholder equity will continue to fluctuate in accordance with interest rates due to the implementation of Statement of Financial Accounting Standards No. 115 ("SFAS 115"). In accordance with SFAS 115, the Company has reclassified all of its investments in debt securities at march 31, 1997, as available-for-sale, which resulted in a decrease of stockholder equity by $0.5 million in the year ended March 31, 1996.

         As of March 31, 1997, approximately 73.0% of the bonds in the Company's investment portfolio were rated AA or above by Standard & Poor's ("S&P") and approximately 98.0% were either rated A- or better by S&P or are considered Class I under the NAIC's classification system. The composition of the portfolio as of March 31, 1996 and 1997 is depicted in the following table.

                                                    AS OF MARCH 31,
                                      --------------------------------------
                                             1996                  1997
                                             ----                  ----
                                               (DOLLARS IN THOUSANDS)

Government bonds                      $ 71,633     32.5%   $ 55,246    25.5%
Municipal bonds                       $ 69,361     31.5%   $ 83,317    38.5%
Corporate bonds                       $ 37,824     17.2%   $ 41,512    19.2%
Preferred stock                       $  3,156      1.4%   $  4,547     2.1%
Common stock                          $ 11,095      5.0%   $ 13,739     6.3%
Short-term investments                $ 19,770      9.0%   $ 14,733     6.8%
Cash and cash equivalents             $  7,427      3.4%   $  3,578     1.6%
                                      --------    -----    --------   -----

   Total cash and invested assets     $220,266    100.0%   $216,672   100.0%
                                      ========    =====    ========   =====

COMPETITION

         The markets for workers' compensation insurance products and services are highly competitive. The Company's competitors include, among others, insurance companies, specialized provider groups, in-house benefits administrators, state insurance pools and other significant providers of workers' compensation, administration and insurance services. A number of the Company's current and potential competitors are significantly larger, with greater financial and operating resources than those of the Company, and can offer their services nationwide. The Insurance Subsidiaries do not offer multi-line insurance products that are offered by some of such competitors. In addition, after a period of absence from the market in Florida, traditional national insurance companies have re-entered that market, thereby increasing competition. Their presence in the Company's current market, and in markets into which the Company might consider for expansion, will likely create greater competition for acquisitions of workers' compensation businesses, making it more difficult for the Company to grow by acquisition.

         Competitive factors in the workers' compensation insurance field include premium rates (in some states), levels of service, A.M. Best ratings, levels of capitalization, quality of managed care services, the ability to reduce loss ratios and the ability to reduce claims expenses. The Company believes that its products and services are competitively priced. In addition, the Company believes its premium rates are typically lower than those for clients assigned to the state-sponsored risk pools, allowing the Company to provide a viable alternative for employers in such pools. The Company also believes that its level of service and its ability to reduce claims are strong competitive factors that have enabled it to retain existing clients and attract new clients. Competitive factors relating to the Company's administrative service products are primarily based upon pricing, service and reputation. See "--A.M. Best Rating" below.

A.M. BEST RATING

         A.M. Best is a rating agency that reports on the financial condition of insurance companies. Neither of the Insurance Subsidiaries has been assigned a rating by A.M. Best because neither company has accumulated the required five consecutive years of operating experience. Management has met with representatives of A.M. Best to discuss whether ESIF's prior operations might be considered in assigning a rating to Bridgefield, but there can be no assurance that any rating will be assigned to either Insurance Subsidiary in the near future or that any such rating will be favorable. The absence of a rating, or an unfavorable rating in the future, may be a competitive disadvantage in some markets, especially regarding larger customers with in-house risk managers. See "--Competition" above.

REGULATION

         General. Workers' compensation and managed healthcare programs are subject to various laws and regulations. Both the nature and degree of applicable government regulation vary greatly depending upon the specific activities involved. Generally, parties that actually provide or arrange for the provision of managed care workers' compensation programs, assume financial risk related to the provision of those programs or undertake direct responsibility for making payment or payment decisions for those services are subject to a number of complex regulatory schemes that govern many aspects of their conduct and operations. The managed healthcare field is a rapidly expanding and changing industry; it is possible that the applicable regulatory frameworks will expand to have an even greater impact upon the conduct and operation of the Company's business.

         The Company's business is subject to state-by-state regulation of workers' compensation insurance and workers' compensation insurance management services (which in some instances includes rate regulation and mandatory fee schedules). Under the workers' compensation system, employer insurance or self-funded coverage is governed by individual laws in each of the fifty states and by certain federal laws. Such regulation is primarily for the benefit and protection of covered employees and policyholders and not for the benefit of workers' compensation insurance companies, administrators or shareholders. State regulatory agencies have discretionary power with respect to most aspects of the Company's business, including premium rates, capital surplus requirements, reserve requirements and investment criteria. Changes in individual state regulation of workers' compensation or managed healthcare may create a greater or lesser demand for some or all of the Company's products and services, or require the Company to develop new or modified services in order to meet the needs of the marketplace and compete effectively in that marketplace. Changes in workers' compensation insurance laws or regulations or their interpretation or administration could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, decreases in Florida workers' compensation rates, such as the 11.2% overall insurance rate reduction effective January 1, 1997, could have a material adverse effect upon the Company. In addition, many states limit the maximum amount of dividends and other distributions that may be paid in any year by insurance companies. This may limit the amount of distributions that may be made by the Company's Insurance Subsidiaries to Summit, which in turn may limit the amount of capital available to Summit for debt service, expansion, dividend payments to shareholders and other purposes.

         Premium Rate Restrictions. In general, state regulations governing the workers' compensation systems and insurance business impose restrictions and limitations on the Company's business operations that are not imposed on unregulated businesses. Among other matters, state laws regulate not only the amounts and types of workers' compensation benefits that must be paid to injured workers, but also the premium rates that may be charged by the Company to insure employers for those liabilities. As a consequence, the Company's ability to pay insured workers' compensation claims out of the premium revenue generated from the Company's sale of such insurance is dependent upon the level of premium rates permitted by state laws. In this regard, it is significant that the state regulatory agency that regulates workers' compensation may not be the same agency that regulates workers' compensation insurance premium rates.

         In Florida, the Florida DOI approves "manual" rates for each of the approximately 650 employment classification codes prepared and filed by the National Council on Compensation Insurance ("NCCI"). The carriers operating in Florida are not permitted to deviate from these approved rates, and competition is, therefore, primarily related to service and the ability to improve insureds' experience ratings through loss prevention and effective claims management. Levels of benefit payments, however, are regulated by the Florida Department of Labor and Employment Security. Sometimes, mandated benefit changes will be coupled with permission for appropriate rate changes, but not always. If Florida were to adopt an "open rating" system in which premium rates would be established with little or no regulatory intervention, the Company's business, financial condition and results of operations could be materially adversely affected.

         Unlike Florida, Louisiana is not an NCCI-rated state but instead is "open rated," meaning that carriers can apply for, and may receive, approval to sell workers' compensation coverages at varying rates. However, since Louisiana established a competitive state-run fund, rates have generally followed those of the state-run fund.

         In both Florida and Louisiana, the legislatures have recently abolished systems that required carriers doing business in those states to pay residual market assessments to support the involuntary workers' compensation markets. The Company believes that such action will have the effect of increasing competition in both states.

         Statutory Accounting and Solvency Regulations. State regulation of insurance company financial transactions and financial condition are based on statutory accounting principles ("SAP"). Such statutory accounting principles differ in a number of ways from GAAP, which govern the financial reporting of most other businesses. In general, SAP financial reports are more conservative than GAAP financial reports, reflecting lower asset values, higher liability values and lower equity.

         State insurance regulators closely monitor the financial condition of insurance companies reflected in SAP financial statements and can impose significant financial and operating restrictions on an insurance company that becomes financially impaired. Regulators generally have the power to impose restrictions or conditions on the following kinds of activities of a financially impaired insurance company: transfer or disposition of assets; withdrawal of funds from bank accounts; extension of credit or making loans; and investment of funds.

         Financial and Investment Restrictions. Insurance company operations are subject to financial restrictions that are not imposed on other businesses. State laws require insurance companies to maintain minimum surplus balances and place limits on the amount of insurance a company may write based on the amount of the company's surplus. These limitations may restrict the rate at which the Company's insurance operations can grow. Immediately following the Conversion, the Company meets relevant state minimum capital and surplus requirements.

         State laws also require insurance companies to establish reserves for payment of policyholder liabilities and impose restrictions on the kinds of assets in which insurance companies may invest. These restrictions may require the Company to invest its assets more conservatively than it would if it were not subject to the state law restrictions and may prevent the Company from obtaining as high a return on its assets as it might otherwise be able to realize. See "--Investment Portfolio." In addition, in connection with the Conversion, Bridgefield is required to maintain a deposit with the Florida DOI of $5.0 million. All net investment income on such deposit is for the account of Bridgefield.

         In addition, under Florida law, an insurance company may not, without regulatory approval, pay to its shareholders within a 12-month period dividends or other distributions of cash or property, the total fair market value of which exceeds generally the lesser of 10% of surplus or net income, not including realized capital gains. In connection with the Conversion, the Florida DOI requires that all dividends proposed to be paid by the Insurance Subsidiaries be approved in advance by the Florida DOI. However, the Florida DOI has agreed to approve a request for any dividend that complies with the Florida Insurance Code. This may limit the amount of dividends that may be paid by the Insurance Subsidiaries to Summit, which in turn may limit the amount of capital available to Summit for debt service, expansion, dividend payments to shareholders and other purposes.

         The NAIC has recently adopted risk-based capital standards to determine the capital requirements of an insurance carrier based upon the risks inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a carrier's actual total adjusted capital. The computation involves applying factors to various financial factors to address four primary risks: asset risk, insurance underwriting risk, credit risk and off-balance sheet risk. These standards provide for regulatory intervention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. The Company exceeds such risk-based capitalization levels, as recommended by the NAIC.

         Special Disability Trust Fund. Florida operates a special disability trust fund that reimburses Florida insurance carriers, self-insurance funds and self-insured employers for certain workers' compensation benefits paid to an employee when he or she is injured on the job and the injury merges with, aggravates, or accelerates a preexisting injury or physical condition of that employee. The SDTF is managed by the State of Florida and is funded through assessments against insurance carriers, self-insurance funds and self-insured employers providing workers' compensation coverage in Florida. The Company's SDTF recoveries, recorded as a reduction to losses and LAE incurred, were approximately $5.7 million, $5.6 million and $7.5 million for the fiscal years ended March 31, 1995, 1996 and 1997, respectively. The Company's SDTF assessments were approximately $4.7 million, $5.6 million and $5.1 million for the fiscal years ended March 31, 1995, 1996 and 1997, respectively. In addition, the Company's consolidated balance sheet as of March 31, 1997 included an asset of approximately $21.0 million, representing SDTF recoveries that the Company estimated at that time it would be entitled to receive, based on claims identified as subject to SDTF recovery and considering the Company's recovery experience.

         The SDTF has not prefunded its claims liability, and no reserves currently exist to satisfy future claims. Under Florida law, the SDTF is currently scheduled to expire in the year 2000, unless it is re-created by the Florida legislature. The SDTF recently underwent legislative review. Under a recent enactment of the Florida legislature, the SDTF law has been amended so that claims arising from accidents occurring on or after January 1, 1998 will not be accepted for reimbursement by the SDTF. The bill states the SDTF will be liable for reimbursement for subsequent injuries that occur prior to January 1, 1998 and that assessments are to continue for funding purposes.

         In addition, the Florida DOI participated with the Florida legislature in the review of statutory accounting treatments of SDTF projected recoveries, and with respect to how an insurer may include such estimated recoveries in its admitted asset and loss reserve calculations in statutory financial statements. Under the law referred to above, the anticipated SDTF recoveries that an insurer can take into account when computing loss reserves in its statutory financial statements will be limited to recoveries for which a claim has been accepted for payment. Credit for all other anticipated recoveries will be capped at the total SDTF recovery amount used by the insurer in 1996, and this capped amount will be phased out over a five year period, commencing with statutory financial statements filed in the year 2000 (20% per year reduction of 1996 capped amount).

         While it is not possible to predict the outcome of this or any other legislative or regulatory proposals affecting the SDTF, changes in the SDTF's operations or funding which decrease the availability of recoveries or increase assessments payable by the Company, or the discontinuation of the SDTF, could have a material adverse effect on the Company's business, financial condition or results of operations.

         Subject to the enactment set forth above, the SDTF recoverable recorded on the Company's balance sheet is the amount the Company expects to recover from the SDTF based on eligible claims. The Company has a dedicated claims unit that handles the tracking, submission and collection process with the SDTF. In the event that there are adverse developments in SDTF collection experience, the recorded recoverable balance will accordingly be adjusted.

         With respect to collection patterns, the SDTF reviews reimbursement requests on a claim by claim basis, with actual collection payments tied to the paid loss development over a claim's life. The payments are not made ratably or in any other predictable pattern. A prior actuarial review of the SDTF indicated the average time frame for collection of a claim made to the SDTF is 6 to 8 years.

         Participation in State Guaranty Funds. Every state has established one or more insurance guaranty funds or associations that are charged by state law to pay claims of policyholders insured by a company that becomes insolvent. All insurance companies must participate in the guaranty associations in the states where they do business and are assessable for the associations' operating costs, including the cost of paying policyholder claims against an insolvent insurer. The Company's financial performance could be adversely affected by guaranty association assessments as a consequence of the insolvency of other insurers over which the Company has no control.

         Holding Company Act. In addition to the regulatory oversight of the Insurance Subsidiaries, Summit also is subject to regulation under the provisions of the Florida Insurance Code relating to insurance holding company systems, defined as two or more companies, one or more of which is an insurance company. Such provisions contain certain reporting requirements, including those requiring the ultimate parent of a Florida insurance company to file information relating to its capital structure, ownership and financial condition and the general business operations of its insurance subsidiary. Such holding company laws contain special reporting and prior approval requirements with respect to transactions among affiliates.

         Possible Future Regulation. Numerous proposals have been debated in Congress and in several state legislatures regarding healthcare legislation intended to control the cost and availability of healthcare services. It is not possible to determine what healthcare reform legislation will be adopted by Congress or any state legislature, or if and when any such legislation will be adopted and implemented. In the event that such legislation is adopted and implemented, there can be no assurance that the Company will be able to adjust effectively to any regulatory changes made by future healthcare reform legislation and remain profitable. The Company is unable to predict accurately the nature and effect, if any, that the adoption of healthcare legislation or regulations or changing interpretations at the federal or state level would have upon the Company.

         In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and certain state legislatures have considered or have enacted laws that altered and, in many cases, increased state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators are re-examining laws and regulations, specifically focusing on investment laws for insurers, modifications to holding company regulations, codification of statutory accounting practices, risk-based capital guidelines, interpretations of existing laws and the development of new laws. In addition, Congress and certain federal agencies are investigating the current condition of the insurance industry in the United States to determine whether to impose federal regulation. The Company cannot predict with certainty the effect any proposed or future legislation or NAIC initiatives may have on the conduct of the Company's business or the financial condition or results of operations of the Company.

DISPOSAL OF BUSINESS

         The Company has disposed of two subsidiaries whose businesses are unrelated to workers' compensation and no longer fit within the Company's overall business strategy. These two businesses are briefly described below:

         Meritec Solutions, Inc. In August 1995, the Company purchased Meritec, a software company which was previously owned by New York Life Insurance Company. The Company paid $1.0 million for the business, which had approximately $0.3 million in cash at the time of the purchase. The Company was unable to find a purchaser for this business and, effective October 31, 1996, the Company terminated all employees and began winding down the operations. The Company has sold all of Meritec's fixed assets for a nominal value, and the Company does not believe this liquidation of Meritec has had a material effect on its financial condition or results of operations.

         Carolina Summit Healthcare, Inc. Beginning in 1995, the Company formed a health maintenance organization in North Carolina designed to provide managed care for Medicaid recipients and, eventually, employer groups. The Company capitalized Carolina Summit with $3.0 million, and the North Carolina Department of Insurance granted Carolina Summit an HMO license, but Carolina Summit has never conducted any business. The Company has liquidated Carolina Summit's approximately $2.0 million of invested assets. The Company has also reached an agreement to sell for cash all of the stock of Carolina Summit to an unrelated third party for a price equal to the aggregate net book value of Carolina Summit, approximately $745,000. The sale is expected to close in the second quarter of 1997. The Company continues to own another North Carolina subsidiary, Carolina Med Summit, Inc. ("Carolina Med"), which was formed in conjunction with Carolina Summit and to facilitate its North Carolina licensing application. Carolina Med has no assets or liabilities.

INFORMATION TECHNOLOGY SYSTEMS

         The Company's centralized information technology systems department provides, maintains and manages the information resources for all of the Company. The department currently has four IBM AS/400 mainframe computers supporting approximately 430 terminals in the Company's Lakeland, Florida headquarters and remote locations. Some 100 personal computers are used in networks, as stand-alone units or as host-connected PCs. The Company also maintains a number of laptop computers for field personnel. More than 80% of the department's approximately 26 employees have been with the Company five or more years. The department's programming staff averages 10 years of experience. The department's personnel include full-time programmers, quality-control engineers and operational support specialists.

         EMPLOYEES

         The Company employed approximately 428 full-time employees as of March 31, 1997. Approximately 397 employees are based in Florida, while 31 are based in Louisiana and Kentucky.


ITEM 2.  PROPERTIES

         The Company is headquartered in Lakeland, Florida, where it leases approximately 80,000 square feet of space in a campus of nine buildings. The Company also leases office space including approximately 2,000 square feet in Lexington, Kentucky; and approximately 1,000 square feet in Ft. Lauderdale, Florida.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is periodically involved as plaintiff or defendant in various legal actions incident to its business. Based upon information presently available to it, management is not aware of any threatened or pending litigation that is expected to have a material adverse effect on the Company or its business.

         The Internal Revenue Service is currently conducting an audit of SHC. The Company cannot predict the results of the audit, and no assurance can be given that the results of the audit will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted by the Company to a vote of its stockholders during the fourth quarter ended March 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

STOCK PRICE

         Since the Company's initial public offering (at $11.00 per share) on May 22, 1997, the Common Stock has traded on the Nasdaq National Market under the symbol "SHSE." The following table sets forth for the periods indicated the high and low sale prices per share of the Common Stock as reported by the Nasdaq National Market.

         1997                                           HIGH             LOW
         ----                                           ----             ---
         May 22 - June 20........................       $19.25           $12.75

SHAREHOLDERS

         As of May 31, 1997, the Company had approximately 1,100 beneficial holders of the Common Stock. Of that total, 137 were shareholders of record.

DIVIDENDS

         Summit has no intention at present to pay dividends on the Common Stock. Any payment of dividends on the Common Stock in the future would be subject to determination and declaration by the Board of Directors of Summit and the availability of funds therefor. Any future dividend payments by Summit would depend upon the Company's debt and equity structure, earnings, need for capital and other factors, including economic conditions, regulatory restrictions and tax considerations.

         Should Summit consider paying dividends on the Common Stock in the future, the source of funds for payment of such dividends would be dividends from the Insurance Subsidiaries and the Administrative Subsidiaries to Summit, dependent on such subsidiaries' earnings. Summit currently expects to cause the Insurance Subsidiaries to retain all of their earnings to provide capital for their operations and business. In addition, under the Florida Insurance Code and conditions imposed by the Florida DOI in connection with the Conversion, the Insurance Subsidiaries may not be permitted to pay cash dividends to Summit generally in excess of 10% of the greater of surplus or net income without prior approval of the Florida DOI. In addition, if any shares of the Company's Series A Preferred Stock are outstanding, no dividends may be paid to the holders of Common Stock so long as there are cumulated but unpaid dividends on the

Series A Preferred Stock. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources" and "ITEM 1. BUSINESS--Regulation--Financial and Investment Restrictions."

RECENT SALES OF UNREGISTERED SECURITIES

         On November 15, 1996, Summit sold one share of Common Stock at a price of $11.00 per share to each of the seven directors of Summit. These shares were issued to accredited investors as defined in Regulation D in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder. On the date of the Conversion, the seven shares were redeemed by Summit for an amount equal to the original purchase price.


ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data have been taken from, or derived from, the Company's consolidated financial statements, including the related notes thereto. The Company's consolidated financial statements as of March 31, 1996 and 1997, and for the two years ended March 31, 1997, have been audited by Ernst & Young LLP, independent auditors, whose reports thereon appear elsewhere in this report. ESIF's consolidated financial statements as of March 31, 1995 and for the fiscal years ended March 31, 1994 and 1995 have been audited by Brinton & Mendez, certified public accountants, whose report thereon appears elsewhere in this report. The selected financial data provided as of March 31, 1993 and 1994 and for the fiscal year ended March 31, 1993 are unaudited but in the opinion of management contain all adjustments, consisting of only normal, recurring accruals, for a fair presentation of the results of such periods. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                       YEAR ENDED MARCH 31,
                                     ----------------------------------------------------------------------------
                                        1993            1994             1995            1996(1)          1997
                                        ----            ----             ----            -------          ----
                                     (UNAUDITED)                 (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
   Premiums earned..............          $181,339        $148,441        $128,489         $114,893     $ 97,321
   Net investment income........            10,728          10,510          12,205           13,210       12,770
   Administrative fees..........                --                              --            7,665       33,303
  Realized investment gains.....                --                              --            4,354          687
  Other income..................                                               121              206          692
                                          --------        --------        --------         --------     --------
  Total revenue.................           192,067         158,951         140,815          140,328      144,773
   Losses and loss adjustment
     expenses...................           149,177         108,411          69,116           94,844       65,152
   Other underwriting, general
     and administrative
     expenses...................            40,145          37,121          41,546           43,657       60,675
   Interest expense.............                --              --              --              847        3,521
   Amortization and
     depreciation...............                                                              1,103        4,733
                                          --------        --------        --------         --------     --------
   Income (loss) from
     continuing operations
     before income taxes........             2,745          13,419          30,153             (123)      10,692
   Loss from discontinued
     operations.................                --              --              --             (197)    $ (1,250)
  Net income....................           $ 2,953        $  8,885        $ 19,163         $    185     $  4,240
                                           =======        ========        ========         ========     ========
OTHER DATA:(2)
   Net loss ratio(3)............              82.3%           73.0%           53.8%            82.5%        66.9%
   Expense ratio(4).............              22.1%           25.0%           32.3%            34.1%        35.1%
   Combined ratio(5)............             104.4%           98.0%           86.1%           116.6%       101.0%


                                                                       YEAR ENDED MARCH 31,
                                     ----------------------------------------------------------------------------
                                        1993            1994             1995            1996(1)          1997
                                        ----            ----             ----            -------          ----
                                     (UNAUDITED)                 (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
   Cash and invested assets.....          $176,931          $201,688      $224,956          $220,266      $216,672
   Premiums receivable..........            69,197            71,520        50,391            38,093        31,084
   Reinsurance recoverable......           105,541            95,851       110,141           111,519        94,009
   Recoverable from SDTF........             6,745             9,929        15,879            20,060        20,979
   Total assets.................           373,069           405,765       425,206           491,844       446,617
   Loss and loss adjustment
     expenses...................           360,425           368,000       367,391           387,632       358,744
   Debt.........................                --                --            --            44,000        32,675
   Total equity (deficit).......            (6,458)            2,480        20,065            23,154      $ 26,416


-------------

(1)      Includes the Acquisition as of January 16, 1996.
(2)      Ratio for Insurance Subsidiaries
(3) Net loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned.

(4) Expense ratio is the ratio of underwriting, general and administrative expenses to premiums earned.
(5)      Combined ratio is the sum of the net loss ratio and the expense ratio.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with "ITEM 6. SELECTED FINANCIAL DATA," the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements included elsewhere herein.

OVERVIEW

         As of May 22, 1997, the successor entity to ESIF, as described below, became a wholly owned subsidiary to the Company. On such date ESIF completed a conversion from a group self-insurance fund to a stock property and casualty insurance company. Concurrent with this conversion ESIF's name was changed to Bridgefield Employers Insurance Company and the Company, a new holding company, issued $16.4 million of preferred stock to the former policyholders or members of ESIF for the extinguishment of the membership interests. At the same time, in connection with a recapitalization of the Company's corporate structure, all of the capital stock of Summit Holding Corporation ("SHC"), which had been owned by ESIF prior to the conversion, was acquired by the Company and SHC became a wholly subsidiary of the Company.

         The conversion and recapitalization transactions described above are considered to be similar to pooling of interests transactions. The historical cost basis accounting of the predecessor companies has been retained and the Company's financial statements have been presented using pooling of interest basis accounting. The conversion and recapitalization transactions had no impact previously reported net income of the consolidated entities.

         The Company's managed care workers' compensation insurance operations are comprised primarily of the Administrative Subsidiaries and the Insurance Subsidiaries. The Company's income is generated principally from three sources: fees earned from the management of the Funds, underwriting profits derived from premiums earned on insurance policies written by the Insurance Subsidiaries and investment income generated by invested assets related to insurance underwriting.

         All of the Company's insurance policies are written for entities located in Florida, and a significant portion of the Company's administrative services are provided to entities operating in Florida. Effective January 1, 1994 (with subsequent certain amendments), Florida enacted new legislation (the "New Florida Law") that changed the underwriting environment for workers' compensation by, among other things: (i) limiting certain benefits that must be provided; (ii) eliminating wage loss benefits in favor of a system of benefits based upon a schedule of impairment ratings plus supplemental benefits; (iii) obligating employers to rehire injured workers; (iv) adopting new procedures for dispute resolution designed to reduce litigation costs; and (v) redefining permanent impairment.

         In addition, the New Florida Law authorized insurers and self-insured groups to apply to the Florida DOI for permission to offer premium credits of up to 10% from January 1, 1994 through December 31, 1996 to insured employers who participated in approved managed care arrangements and, effective January 1, 1997, required insured employers to participate in managed care arrangements. The New Florida Law also authorized premium credits for insured employers who participate in safety and drug-free workplace programs. In response to the New Florida Law, which was expected to result in savings to self-insured groups and insurers, the Florida DOI ordered a 10.6% overall rate decrease, effective January 1, 1994. In addition, the New Florida Law eliminated the residual market assessment that was levied against insurance companies to support the involuntary workers' compensation market and replaced it with a self-funded joint underwriting association. As a result, the financial obligation of funding deficits in the residual market mechanism was shifted from traditional insurance entities to employers who are insured by the joint underwriting association. While the long term impact of the New Florida Law cannot be determined, the Company believes that it has resulted in: (i) a more competitive workers' compensation market in Florida; (ii) conversions by some of the larger self-insured groups to traditional insurance entities; and (iii) loss portfolio transfers by self-insured groups to insurance companies.

         Based in part upon the elimination of the managed care premium credit (10%) and upon other rate-making factors, the Florida DOI ordered an 11.2% overall workers' compensation insurance rate reduction, which applies to new and renewal policies written on and after January 1, 1997.

         The Company believes that it can improve its return on invested capital following the Conversion through growth in its core workers' compensation business. Key aspects of the Company's business strategy following the Conversion include: (i) continued use of both self-insurance and indemnity products; (ii) emphasis on profitable underwriting results; (iii) proactive implementation of managed care; (iv) leveraging of administrative services capabilities; and (v) emphasis on excellent customer service.

         The Insurance Subsidiaries have entered into certain Quota Share Reinsurance agreements pursuant to which 75% of Bridgefield and 80% of Bridgefield Casualty's net premiums have been ceded to the respective reinsurers. While such reinsurance agreements will enable the Insurance Subsidiaries to underwrite a larger number of policies than they could otherwise write, the ceding of a percentage of the premiums of such policies to the reinsurer will result in lower premium income to the Company than in prior years. However, the Company will receive a ceding commission related to the Quota Share Reinsurance agreements which will be reflected as a reduction of operating expense. Management does not currently anticipate that the net income of the Company will be adversely effected by such agreements.

         Historically, ESIF was not operated for the purpose of accumulating profits, but it retained a portion of its earnings and profits to avoid making assessments against its members. ESIF occasionally during its operating history paid distributions of profits to its members, but it never made an assessment against its members. ESIF's indemnity agreements indemnified the member employers against loss or liability relating to workers' compensation insurance risk.

         Prior to the Acquisition, ESIF and SHC were non-affiliated. Although SHC (through its wholly owned subsidiary, SCI) had provided all administrative and management services required to operate ESIF since ESIF's inception in 1978, the two organizations had different financial objectives and reported historical financial results independently. ESIF used a fiscal year ending on March 31, and SHC used a fiscal year ending on December 31. As a result of the Acquisition, SHC became a wholly owned subsidiary of ESIF, and management began to implement an integrated strategic plan. The discussion below in "--Results of Operations" includes SHC from and after the date of the Acquisition.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 1995, 1996 AND 1997

         REVENUE. Revenue was $140.8 million, $140.3 million and $144.8 million for the fiscal years ended March 31, 1995, 1996 and 1997, respectively. Revenue declined by $0.5 million for the fiscal year ended March 31, 1996, primarily due to a decrease in premiums earned of $13.6 million, which was offset by the addition of $7.6 million in administrative fees as a result of the Acquisition and an increase in realized investment gains of $4.4 million. Revenue increased by $4.5 million for the fiscal year ended March 31, 1997 as a result of $33.3 in administrative fees generated by SHC in the 1997 period compared to $7.7 million in administrative fees generated by SHC in the 1996 period (January 16, 1996-March 31, 1996). Set forth below is a discussion of the composition of revenues for the periods indicated.

                                               YEAR ENDED MARCH 31,
                                 -------------------------------------------------
                                   1995               1996                  1997
                                   ----               ----                  ----
                                                 (IN THOUSANDS)
REVENUES:
  Premiums earned                  $128,489          $114,893            $ 97,321
  Net investment income              12,205            13,210              12,770
  Realized investment gains              --             4,354                 687
  Administrative fees                    --             7,665              33,304
  Other income                          121               206                 692
                                   --------          --------                ----

         Total revenue             $140,815          $140,328            $144,774
                                   ========          ========            ========

         Premiums Earned. Premiums earned decreased by $13.6 million, or 10.6%, for the year ended March 31, 1996, and decreased by $17.6 million, or 15.3%, for the year ended March 31, 1997. These declines in premiums resulted in large part from: (i) lost accounts due to the market's increasing preference for non-assessable products, which ESIF, as a Florida group self-insurance fund, was unable to offer; (ii) increased competition; (iii) the effects of increasing participation in the premium credit programs; (iv) an adjustment in estimation of accrued retrospective premiums which reduced reported premiums for the fiscal year ended March 31, 1996 by approximately $9.3 million; and (v) a rate decrease of 11.2% effective January 1, 1997.

         As discussed in the table below, in the fiscal years ended March 31, 1995, 1996 and 1997, the premium credit programs in the aggregate accounted for approximately $11.4 million, $14.1 million and $16.6 million, respectively, in credits.

                                             YEAR ENDED MARCH 31,
                                      ----------------------------------
                                      1995           1996         1997
                                      ----           ----         ----
                                               (IN THOUSANDS)

Managed care credits                  $ 6,144       $ 8,811      $10,874
All other credits                       5,279         5,250        5,746
                                      -------       -------      -------

         Total premium credits        $11,423       $14,061      $16,620
                                      =======       =======      =======

         The premium credits that ESIF has paid for managed care utilization have been larger during the past three years than all other credits combined. In January 1997, the 10% managed care premium credit was eliminated and a 11.2% premium rate reduction for new and renewal policies became effective.

         Net Investment Income. Net investment income increased from $12.2 million for the fiscal year ended March 31, 1995, to $13.2 million for the fiscal year ended March 31, 1996, and decreased to $12.8 million for the fiscal year ended March 31, 1997. The increase for the fiscal year ended March 31, 1996 was due in part to an increase in yields on ESIF's investment portfolio. The decrease in investment income for the fiscal year ended March 31, 1997 was due in part to a reduction of invested assets and a larger portion of those assets invested in municipal bonds. The investment income generated from the municipal bond portion of the portfolio was $3.6 million for the fiscal year ended March 31, 1995 compared to $3.2 million for the fiscal year ended March 31, 1996. The decrease for the fiscal year ended March 31, 1997 was primarily due to an increase in assets invested in municipal bonds from 32% in 1996 to 38% in 1997.

         Realized Investment Gains. Realized investment gains increased from a de minimis amount for the fiscal year ended March 31, 1995 to $4.4 million for the fiscal year ended March 31, 1996. These gains resulted from the sale of certain invested assets to finance the Acquisition. There were $0.7 million of realized investment gains for the fiscal year ended March 31, 1997.

         Administrative Fees. The Administrative Subsidiaries generate administrative fees primarily through contracts with the Funds, pursuant to which the Administrative Subsidiaries provide marketing, underwriting, claims administration, loss control and policy administration services. Fees are generally based on a percentage of each Fund's premiums. For the period beginning on the date of the Acquisition, January 16, 1996, and ending on March 31, 1996, the administrative fees were $7.7 million. For the fiscal year ended March 31, 1997, the administrative fees were $33.3 million. Administrative fees represented 23% of total revenue for the fiscal year ended March 31, 1997.

LOSSES AND EXPENSES. ESIF's losses and expenses increased from $110.7 million for the fiscal year ended March 31, 1995 to $140.5 million for the fiscal year ended March 31, 1996 and to $134.1 million for the fiscal year ended March 31, 1997. Set forth below is a breakdown of the total annual expenses.

                                                              YEAR ENDED MARCH 31,
                                                  ---------------------------------------------
                                                  1995                1996                 1997
                                                  ----                ----                 ----
                                                                 (IN THOUSANDS)
Losses and loss adjustment expenses               $ 69,116            $ 94,844          $ 65,152
Underwriting, general and administrative
  expenses                                          41,546              43,657            60,675
Interest expense                                        --                 847             3,521
Amortization and depreciation                           --               1,103             4,733
                                                  --------            --------          --------

         Total losses and expenses                $110,662            $140,451          $134,082
                                                  ========            ========          ========

         Losses and Loss Adjustment Expenses. ESIF establishes reserves to cover its estimated liabilities for losses from claims and for loss adjustment (claim settlement) expenses ("LAE"). Such loss reserves are estimates established by management based upon, among other factors: (i) results of actuarial reviews which incorporate ESIF's experience with similar cases, estimates of future claim trends, and historical trends such as recurring loss payment and reporting patterns, claim closures, and product mixes; (ii) facts known to ESIF; and (iii) regulatory requirements. Losses and LAE incurred for the fiscal year ended March 31, 1995 were $69.1 million compared to $94.8 million for the fiscal year ended March 31, 1996 and $65.2 million for the fiscal year ended March 31, 1997.

         Prior to the fiscal year ended March 31, 1995, management had recorded reserves in excess of reserve levels required by actuarial reports because the actuarial estimates for fund years 1991 and earlier had a history of increasing (or "adversely developing") as the fund years matured and more actual loss data became known. During the fiscal year ended March 31, 1995, ESIF began to record reserves at levels primarily supported by actuarial reviews since the actuarial estimates had by that time evidenced a trend of loss adverse development with the maturity of the fund years. Management's determination that it was no longer necessary to increase reserves over the actuarial estimates, together with a reduction in premiums earned and a lower actuarial loss ratio, resulted in a $39.3 million decrease in losses and LAE expenses for the fiscal year ended March 31, 1995 as compared to fiscal year ended March 31, 1994. The subsequent increase of $25.7 million in losses and LAE for the fiscal year ended March 31, 1996, was primarily the result of revised actuarial estimates for prior years. In the fiscal year ended March 31, 1997, losses and LAE decreased by $29.7 million as compared to the fiscal year ended March 31, 1996 primarily as a result of (i) the abnormally high losses and LAE in 1996 due to prior year adjustments all recorded in that year, and (ii) a reduction in premiums earned. The net loss ratio for the fiscal years ended March 31, 1995, 1996 and 1997 was 53.8%, 82.5%, and 66.9%, respectively, or an average of 67.8%.

         Underwriting, General and Administrative Expenses. The increase in these expenses from $41.5 million to $43.7 million in the fiscal year ended March 31, 1996 was primarily due to the inclusion of the Acquisition as of January 16, 1996. The increase of $17.0 million in the fiscal year ended March 31, 1997 was primarily due to the inclusion of a full year of expenses for SHC.

         Interest Expense. For the fiscal year ended March 31, 1995, ESIF had no interest expense. In connection with the Acquisition, SHC borrowed $44.0 million from a commercial lender, and as a result, interest expense on a consolidated basis for the fiscal years ended March 31, 1996 and 1997 was $0.8 million and $3.5 million, respectively.

         Amortization and Depreciation. For the fiscal year ended March 31, 1995, ESIF had no amortization or depreciation expense. In connection with the Acquisition, SHC recorded certain intangibles including software, noncompete agreements, customer contracts and goodwill. For the fiscal years ended March 31, 1996 and 1997, amortization of these intangible assets was $1.1 million and $3.8 million, respectively. The expense associated with amortization of these intangible assets is not deductible for federal income tax purposes.

         NET INCOME. Income from continuing operations was $19.2 million, $0.4 million, and $7.0 million for the fiscal years ended March 31, 1995, 1996 and 1997, respectively. The $18.8 million decrease in income from continuing operations for the fiscal year ended March 31, 1996 resulted from decreased premiums as well as increased losses and LAE. The $6.6 million increase for the fiscal year end March 31, 1997 resulted from the stability of the loss and LAE expenses during that year and the depressed net income for the fiscal year ended March 31, 1996 resulting from adjustments of loss reserves in that year.

         Losses from discontinued operations of $0.2 million and $1.2 million were incurred for the years ended March 31, 1996 and 1997, respectively. In addition, an extraordinary charge of $1.5 million was incurred during the year ended March 31, 1997 related to the conversion of ESIF from a group of self-insurance fund to a stock insurance company. After inclusion of these nonrecurring items net income was $19.2 million, $0.2 million, and $4.2 million for the years ended March 31, 1995, 1996 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically met its cash requirements and financed its growth principally through cash flows generated from operations. The Insurance Subsidiaries' primary sources of cash flows are premiums earned, investment income and the proceeds from the sale or maturity of invested assets. The Administrative Subsidiaries' primary source of cash flow is service fees generated from ESIF and the Funds. The cash requirements of the Insurance Subsidiaries are primarily for the payment of claims, commissions, reinsurance premiums and management fees to SCI and the purchase of investment securities. The cash requirements of the Administrative Subsidiaries are primarily for the payment of salaries, employees benefits, debt obligations and other operating expenses. Due to the uncertainty regarding settlement of unpaid claims, the liquidity requirements of the Company vary, and the Company has attempted to structure its investment portfolio to take into account the historical payout patterns. See "ITEM 1. BUSINESS--Investment Portfolio." The Company purchases reinsurance to mitigate the effect of catastrophic claims and help stabilize demands on its liquidity. See "ITEM 1. BUSINESS--Reinsurance."

         As part of the Acquisition, SHC incurred debt which, at March 31, 1997, consisted of a term loan in the amount of $32.7 million, and no balance was outstanding under the revolving line of credit. Scheduled quarterly payments for the term loan began on September 30, 1996. On the date of the Conversion (May 28, 1997), the Company and First Union National Bank of North Carolina entered into a new credit agreement pursuant to which, upon consummation of the Conversion, the then-existing debt was restructured. Under such new credit facility, the term loan is $32.7 million, the revolving line of credit is $5.0 million, and the interest rate initially is the prime rate plus 1%. The annual principal payments (which are payable in quarterly installments) will be approximately $2.0 million, $5.0 million, $5.6 million, $7.6 million, $9.1 million and $3.4 million in each of calendar years 1997, 1998, 1999, 2000, 2001 and 2002, respectively. The Company anticipates that its debt obligations will be satisfied from the cash flow generated by the Administrative Subsidiaries.

         For the fiscal years ended March 31, 1996 and 1997, net cash provided by operating activities was $10.8 million and $5.7 million, respectively, while net cash used in investing activities was $47.1 million and $1.5 million, respectively. In 1996, the increase in cash used in investing activities was primarily related to the Acquisition and the assumption of debt in connection therewith. In 1997, cash used to reduce debt was $11.3 million. The Company expects to redeem the Series A Preferred Stock from future surpluses in excess of statutorily required capital.

         The Company's balance sheets as of March 31, 1996 and March 31, 1997 reflect $20.1 million and $21.0 million, respectively, of recoverables from the SDTF. The Company received $5.6 million and $7.5 million in actual recoveries from the SDTF for the fiscal years ended March 31, 1996 and March 31, 1997, respectively. The SDTF has not failed to make payments on accepted claims, and the Company has no reason to believe that the SDTF will fail to meet its obligations to pay accepted claims in the future, although there can be no assurance. If the SDTF is discontinued, the Company believes that the existing reimbursement obligations of the SDTF would become general obligations of the State of Florida, although there is no assurance that a reviewing court would adopt that view. The SDTF has made no acknowledgment with regard to the enforceability of its reimbursement obligations to insurers such as the Company. See "ITEM 1. BUSINESS--Regulation--Special Disability Trust Fund."

         As a self-insurance fund, ESIF recorded for statutory reporting an asset of $47.3 million, $47.4 million and $44.4 million at March 31, 1995, March 31, 1996 and March 31, 1997, respectively, for future investment income determined by discounting loss and loss adjustment expense reserves at a statutorily prescribed rate. Following its conversion to a stock insurance company, Bridgefield is permitted to record discounts only on permanent disability cases. The amount of such discount is estimated at approximately $4.9 million, $4.7 million and $4.4 million at March 31, 1995, March 31, 1996 and March 31, 1997, respectively. ESIF's statutory basis surplus as a self-insurance fund was approximately $21.2 million at March 31, 1997. Following its conversion to a stock insurance company and the related public offering of the Company's Common Stock which resulted in net proceeds contributed to Bridgefield of approximately $48 million, plus $7.1 million of additional statutory capital which resulted from the simultaneous reorganization, Bridgefield's statutory basis surplus as a stock insurance company was approximately $36.2 million at May 31, 1997. Such capital and surplus is considered adequate to satisfy the requirements of the Florida Insurance Code. From time to time, the Company may be required to increase the capital surplus of the Insurance Subsidiaries to remain in compliance with state regulatory requirements. If the Company is unable to generate sufficient capital, either internally or from outside sources, it could be required to reduce its growth. There can be no assurance that capital will continue to be available when needed or, if available, will be on terms acceptable to the Company.

         The NAIC has recently adopted risk-based capital standards to establish the capital requirements of an insurance carrier based upon the risks inherent in its operations. The standards, which have become effective in Florida under a bill recently passed by the Florida legislature, require the computation of a risk-based capital amount which is then compared to a carrier's actual total adjusted capital. The computation involves applying various financial factors to address four primary risks: asset risk, insurance underwriting risk, credit risk and off-balance sheet risk. These standards provide for regulatory intervention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. The Company exceeds such risk-based capitalization levels, as recommended by the NAIC.

         The Company's Insurance Subsidiaries are subject to state insurance laws and regulations that limit the amount of dividends or distributions that may be paid by an insurance company to its shareholders. Pursuant to the Florida Insurance Code, the Insurance Subsidiaries may not, without the prior approval of the Florida DOI, pay to their shareholders dividends or other distributions of cash or property, the total fair market value of which exceeds generally the lesser of 10% of surplus or net income, not including realized capital gains. In addition, the conditions imposed by the Florida DOI in connection with the Conversion require that all dividends or distributions by the Insurance Subsidiaries be approved by the Florida DOI in advance, but provide that approval will be given for any dividend or distribution otherwise complying with the Florida Insurance Code. As a consequence of these legal restrictions and other business considerations, the amount of dividends that may be paid by the Insurance Subsidiaries to Summit may be limited, which may in turn limit the amount of cash available to Summit for servicing its debt and other purposes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the Company and the reports of independent auditors thereon are set forth following the Index of Financial Statements on page F--1 of this report:

         Consolidated Balance Sheets as of March 31, 1996 and 1997 Consolidated Statements of Income for the years ended March 31, 1995, 1996 and 1997 Consolidated Statements of Changes in Equity for the years ended March 31, 1995, 1996 and 1997
         Consolidated Statements of Cash Flows for the years ended March 31,
              1995, 1996 and 1997
         Notes to Consolidated Financial Statements

         The Company is not required to provide the supplementary financial information contemplated by Item 302 of Regulation S-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In June 1996, ESIF changed principal accountants from Brinton & Mendez to Ernst & Young, LLP to audit its financial statements. Prior thereto, Brinton & Mendez had served as ESIF's principal accountants. Prior to the Acquisition, Ernst & Young, LLP had served as SHC's principal accountants. The decision by ESIF to change principal accountants was made with the approval of the Board of Trustees of ESIF as a result of the decision to pursue the Conversion.

         The Company believes, and has been advised by Brinton & Mendez that it concurs in such belief, that, during the fiscal years ended March 31, 1994 and 1995 and subsequent thereto, the Company and Brinton & Mendez did not have any disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Brinton & Mendez, would have caused it to make reference in connection with its report on the Company's financial statements to the subject matter of the disagreement.

         No report of Brinton & Mendez on the Company's financial statements for either of the fiscal years ended March 31, 1994 and 1995 contained an adverse opinion, a disclaimer of opinion, or qualification or modification as to uncertainty, audit scope or accounting principles. During such fiscal periods, there were no "reportable events" within the meaning of Item 304(a)(1) of Regulation S-K promulgated under the Securities Act

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         William B. Bull, age 48, has served as President and Chief Executive Officer of SHC and its predecessors since 1987 and as President, Chief Executive Officer and a director of Summit since November 1996. Mr. Bull joined SCI in 1984 as special assistant to the President and subsequently became Executive Vice President in 1986 with operating responsibilities for such company. Mr. Bull is a member of various insurance associations and serves on numerous boards including the Florida Association of Self-Insurance, Florida Retail Federation, Florida Group Risk Administrators Association and First Union National Bank of Polk County. Mr. Bull's term as a director of Summit expires at the 1997 Annual Meeting of Shareholders.

         Russell L. Wall, age 54, has served as Vice President of Finance of SHC since 1988 and has served Summit in the same capacity since November 1996. Mr. Wall is responsible for the Company's accounting and financial management operations. Before joining SHC, Mr. Wall worked for three years as a Portfolio Manager for Eickhoff & Pieper, Inc. Mr. Wall is a Chartered Financial Analyst and holds an M.B.A. in Finance from the University of Santa Clara.

         Greg C. Branch, age 50, has served as Chairman of the Board and as a Trustee of ESIF and its predecessors since 1980 and has served as Chairman of the Board and a director of Summit since November 1996. Mr. Branch has served as President of Branch Properties, Inc., a manufacturer, wholesaler and retailer of animal feeds and fertilizer located in Ocala, Florida since 1973. Mr. Branch is Vice Chairman and a founding director of American Feed Industry Insurance Company, a property and casualty insurer domiciled in Iowa. Mr. Branch's term as a director of the Company expires at the 1998 Annual Meeting of Shareholders.

         C.C. Dockery, age 64, founded and remained involved with SCI from 1977 until Alexander & Alexander, an insurance company, purchased SCI in 1984. Mr. Dockery was first elected as a Trustee of ESIF and its predecessors in 1987 and was elected as a director of Summit in November 1996. Since 1982, Mr. Dockery has been the President, Chief Executive Officer and majority shareholder of Crossroads Insurance Company, Ltd., a reinsurance company located in Bermuda. For 21 years, Mr. Dockery served as a director for Cotton States Mutual Insurance Company, and its affiliate Cotton States Life Insurance Company, a publicly traded life insurance provider located in Atlanta, Georgia. Mr. Dockery's term as a director of the Company expires at the 1999 Annual Meeting of Shareholders.

         John A. Gray, age 51, has served as a Trustee of ESIF and its predecessors since 1979 and as a director of Summit since November 1996. Since 1992, Mr. Gray has served as President of B.F. Deal, Inc., a yacht brokerage and charter company, and since 1993 has served as Vice President of Marine Resources Management, Inc., a supplier of marine equipment. From 1975 until his retirement in 1992, Mr. Gray was President of Dura-Stress, Inc., a manufacturer of pre-stressed and precast concrete products located in Leesburg, Florida. Mr. Gray's term as a director of the Company expires at the 1997 Annual Meeting of Shareholders.

         Robert L. Noojin, Sr., age 62, has served as a Trustee of ESIF and its predecessors since 1979 and as a director of Summit since November 1996. Prior to his retirement in 1994,

Mr. Noojin was President of Eagle Supply, Inc., a roofing supply company headquartered in Tampa, Florida, and a subsidiary of TDA Industries, Inc. Mr. Noojin currently serves as Chairman Emeritus of Eagle Supply, Inc. Mr. Noojin's term as a director of the Company expires at the 1998 Annual Meeting of Shareholders.

         Thomas S. Petcoff, age 48, was employed by and involved with SCI from 1977 until Alexander & Alexander, an insurance company, purchased SCI in 1984. Mr. Petcoff was first elected as a Trustee of ESIF and its predecessors in 1987 and was elected as a director of Summit in November 1996. Mr. Petcoff also serves on the Board of Trustees of Florida Retail Federation Self Insurers Fund and the Board of Directors of the Florida Retail Federation Association. Since 1984, Mr. Petcoff has served as President of Centurion Insurance Services, Inc., an insurance consulting firm and sales agency. Mr. Petcoff's term as a director of the Company expires at the 1997 Annual Meeting of Shareholders

         Robert Siegel, age 66, has served as a Trustee of ESIF and its predecessors since 1978 and as a director of Summit since November 1996. Mr. Siegel is President of Siegel Gas & Oil Products, which he founded in 1957 and which is located in Miami, Florida. Mr. Siegel's term as a director of the Company expires at the 1999 Annual Meeting of Shareholders.

         Following is certain information about other key employees of the
Company:

         Allen C. Bennett, age 47, has served as Vice President of Summit Loss Control Services, Inc., ("SLCS") a wholly owned subsidiary of SCI, since 1987. Mr. Bennett is responsible for overseeing the daily operations and staff of such entity. For two years prior thereto, Mr. Bennett worked at SLCS as a director and a field loss control consultant.

         David T. Cederholm, age 52, has served as Vice President of Operations of Bridgefield Casualty since January 1996. Since September 1996, Mr. Cederholm has also served as a director and Vice Chairman of Bridgefield Casualty. From May 1995 until January 1996, Mr. Cederholm worked as the Assistant to the President of SCI. From December 1993 until April 1995, Mr. Cederholm served as Vice President of Atlantic Region of TIG Insurance Company in New York, New York with responsibility for overseeing and managing the underwriting facilities in the eastern United States. From December 1992 through December 1993, Mr. Cederholm served as President of Production Group of Continental Risk Management Services, a property and casualty insurance company located in New York, New York, where he was responsible for underwriting and production. For approximately six years prior thereto, Mr. Cederholm served as President of Continental Special Risk Underwriters, in New York, New York, overseeing the large account casualty underwriting unit of Continental Insurance.

         Timothy J. Ermatinger, age 48, has served as Vice President of Operations of SCI since January 1996. From August 1995 through December 1995, Mr. Ermatinger worked as the Assistant to the President of SHC. Between February 1993 and January 1995, Mr. Ermatinger served as Vice President and Chief Financial Officer of Independence One Mortgage Corp., a wholly owned subsidiary of Michigan National Bank. From May 1986 to February 1993, Mr. Ermatinger was the Executive Vice President of Alexsis, Inc., a third-party insurance administrator concentrating in property and casualty claims.

         Ricky T. Hodges, age 43, has served as Vice President of Claims of Summit Claims Management, Inc.("SCMI") since September 1991. Mr. Hodges has worked at SCMI in various capacities since January 1984. Mr. Hodges is the current Chairman of the Florida Workers' Compensation Advisory Council, President of the Workers' Compensation Claims Professionals and Chairman for the Adjustor Board Certification Program in Florida.

         The Articles of Incorporation of Summit provide for staggered terms of the members of the Board of Directors. Summit's Board of Directors is divided into three classes designated as Class I, Class II and Class III. The current terms of office of the Class I directors will expire at the first annual meeting of shareholders in 1997; the current terms of office for the Class II directors will expire at the annual meeting of shareholders in 1998; and the current terms of office for the Class III directors will expire at the annual meeting of shareholders in 1999, and in each case upon the election and qualification of a successor. At each annual meeting of shareholders commencing with the meeting held in 1997, the successors to the directors whose terms are expiring will be elected to terms expiring at the third succeeding annual meeting of shareholders. The division of directors into three classes is to be nearly as equal as possible, with the Class I, Class II and Class III directors currently consisting of three, two and two directors, respectively.

         The executive officers and other key employees of the Company are appointed by and serve at the discretion of the Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the Securities and Exchange Commission thereunder require the Company's directors and executive officers and any persons who beneficially own more than 10% of the Company's Common Stock or Series A Preferred Stock, as well as certain affiliates of such persons, to file initial reports of their ownership of such stock and subsequent reports of changes in such ownership with the Securities and Exchange Commission and The Nasdaq Stock Market. Directors, executive officers and persons beneficially owning more than 10% of the Company's Common Stock or Series A Preferred Stock are required by applicable regulations to furnish the Company with copies of all Section 16(a) reports they file. However, the Section 16(a) filing requirements were not applicable to the Company's directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock or Series A Preferred Stock during the fiscal year ended March 31, 1997 because the Company's Common Stock and Series A Preferred Stock was not registered under the Securities Exchange Act of 1934, as amended, until May 14, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table summarizes the compensation paid to or accrued by the Company for services rendered during the fiscal year ended March 31, 1997 by the Company's Chief Executive Officer and the only other executive officer whose total salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers") during such fiscal year. The Company did not grant any stock options or other equity-linked securities or make any long-term incentive plan payouts during the fiscal year.

                          SUMMARY COMPENSATION TABLE


                                                          ANNUAL COMPENSATION
                                           ------------------------------------------------
                                                                                OTHER                  ALL
                                                                               ANNUAL                 OTHER
                             YEAR(1)       SALARY($)      BONUS($)          COMPENSATION         COMPENSATION($)
                             -------       ---------      --------          ------------         ---------------
William B. Bull
   President and Chief
   Executive Officer........ 1997            $250,000         $-0-           $12,000(2)             $8,256(3)

Russell L. Wall
   Vice President of
   Finance and Chief
   Financial Officer.......  1997             230,000          -0-            12,000(2)              8,824(4)

--------------

(1)      Fiscal year ended March 31, 1997.
(2) Represents automobile allowance ($12,000 for Mr. Bull and $12,000 for Mr. Wall).
(3) Includes $1,131 for life insurance premiums paid by the Company and $7,125 contribution by the Company to Mr. Bull's 401(k) plan account.
(4) Includes $1,691 for life insurance premiums paid by the Company and $7,125 contribution by the Company to Mr. Wall's 401(k) plan account.

EMPLOYMENT AGREEMENTS

         On the date of the Conversion (May 28, 1997), Summit entered into an employment agreement with Mr. Bull pursuant to which he is employed full-time as Summit's President and Chief Executive Officer. The agreement, which expires on the fifth anniversary of the date thereof, provides for an annual base salary of $250,000 and the right for Mr. Bull to receive a bonus in each year of the agreement equal to 5% of the amount, if any, by which the Company's consolidated net income after taxes exceeds $6.0 million. In addition to his cash compensation, Mr. Bull receives additional benefits, including those generally provided to other employees of the Company. The agreement also provides, in the event of its expiration or termination, that: (i) Mr. Bull is to be subject to a two-year confidentiality period and limitation on the use of trade secrets, and
(ii) Mr. Bull is subject to up to a one-year non-competition and non-solicitation arrangement with the Company for which he would receive $8,333.33 per month as consideration for such non-competition and non-solicitation arrangement.

         Summit also entered into an employment agreement with Russell L. Wall on the date of the Conversion, pursuant to which he is employed full-time as Summit's Vice President and Chief Financial Officer. The agreement, which expires on the third anniversary of the date thereof, provides for an annual base salary of $230,000 and the right for Mr. Wall to receive a bonus in each year of the agreement equal to 1.67% of the amount, if any, by which the Company's consolidated net income after taxes exceeds $8.25 million in calendar year 1997 and $12.16 million in each of calendar years 1998 and 1999. In addition to his cash compensation, Mr. Wall receives additional benefits, including those generally provided to other employees of the Company. The agreement also provides, in the event of its expiration or termination, that:
(i) Mr. Wall is to be subject to a two-year confidentiality period and limitation on the use of trade secrets, as such term is defined therein, and
(ii) Mr. Wall is subject to up to a one year non-competition and non-solicitation arrangement with the Company. The agreement further provides for a payment of $8,333.33 per month as consideration for such non-competition and non-solicitation arrangement.

401(K) PLAN

         The Company has adopted the Summit Consulting, Inc. Retirement Plan (the "401(k) Plan"), which is intended to qualify under Section 401(a) of the Internal Revenue Code of 1986, as amended, so that contributions thereto by employees or the Company and income earned on such contributions will not be taxable to employees until withdrawn from the 401(k) Plan. All employees of the Company who have completed at least 90 days of service with the Company are eligible to participate in the 401(k) Plan. The 401(k) Plan provides that each participant may make elective contributions of up to 16% of his or her compensation, subject to statutory limits. The Company currently intends to make matching contributions to the 401(k) Plan on behalf of each eligible employee in an amount equal to approximately 75% of the employee's contributions, up to 6% of such employees compensation. In addition, in connection with the Conversion, the Company contributed, on behalf of all persons who were otherwise eligible for the 401(k) Plan on the date of the Conversion, 100 shares of Common Stock (the "Conversion Contribution"), subject to Internal Revenue Service limitations. All contributions by employees are fully vested and are not subject to forfeiture. A participant would vest in contributions made by the Company to the 401(k) Plan, including the Conversion Contribution, at the following rates:
(i) for less than three "years of service" (as defined in the 401(k) Plan) with the Company, 0%; (ii) for three years of service with the Company, 33 1/3%;
(iii) for four years of service with the Company, 66 2/3%; and (iv) for five or more years of service with the Company, 100%. Contributions to the 401(k) Plan may be invested in various available investment alternatives at the discretion of the participant. Distributions may be made from a participant's account in the form of a lump sum upon termination of employment, retirement, disability, death or in the event of financial hardship, subject to certain limitations as set forth in the 401(k) Plan.

INCENTIVE PLAN

         The Board of Directors and shareholders of Summit have adopted the 1996 Long-Term Incentive Plan (the "Incentive Plan"). Under the Incentive Plan, certain directors, officers and other employees of Summit and its subsidiaries can be granted a variety of long-term incentives, including non-qualified stock options, incentive stock options, grants of restricted and unrestricted stock, performance share awards, stock appreciation rights, dividend equivalents and other stock-based awards. The purpose of the Incentive Plan is to promote the success, and enhance the value, of Summit and its subsidiaries by linking the personal interests of their directors, officers and key employees to those of Summit shareholders and by providing their directors, officers and key employees with an incentive for outstanding performance.

         The Incentive Plan is administered by the Compensation Committee of Summit, consisting of three non-employee directors. Such Committee determines, in its discretion, among other things, which directors, officers and employees will receive awards under the Incentive Plan, when the awards will be granted, the type of awards to be granted, the number of shares or cash involved in each award, the time or times when any options granted will become exercisable and, subject to certain conditions, the price and duration of such options. A total of 500,000 shares of Common Stock have been reserved for issuance under the Incentive Plan.

         The Board of Directors or the Compensation Committee has the right at any time to amend or discontinue the Incentive Plan without the consent of Summit's shareholders or optionees, provided that no such action may adversely affect awards previously granted without the recipient's consent.

         The Incentive Plan provides that in the event of a "change of control" (as defined in the Incentive Plan) of Summit, all awards granted under the Incentive Plan that are in the nature of rights that may be exercised shall automatically become fully exercisable. In addition, at any time prior to or after a change of control, the Compensation Committee may accelerate awards and waive conditions and restrictions on any other awards under the Incentive Plan to the extent it may determine appropriate.

         Stock Options. Options granted under the Incentive Plan may be either:
(i) options intended to qualify as incentive stock options under Section 422 of the Tax Code, or (ii) non-qualified stock options. Incentive stock options may be granted under the Incentive Plan to employees of Summit and its subsidiaries. Non-qualified stock options may be granted to directors, officers or employees of Summit and its subsidiaries. Options may be made exercisable in specified installments.

         The exercise price of incentive stock options, as determined by the Compensation Committee, may not be less than the fair market value of the Common Stock on the date of grant and the term of any such option may not exceed ten years from the date of grant. With respect to any participant in the Incentive Plan who owns shares representing more than 10% of the voting power of the outstanding capital shares of Summit, the exercise price of any incentive stock option may not be less than 110% of the fair market value of such shares on the date of grant and the term of such option may not exceed five years from the date of grant. The exercise price of non-qualified stock options is determined by the Compensation Committee on the date of grant, and the term of such option may not exceed ten years from the date of grant.

         On the date of the Conversion, Summit granted stock options to the following directors and executive officers of Summit to purchase the following number of shares of Common Stock at a price of $11.00 per share: William B. Bull--109,627; Russell L. Wall--58,438; Greg C. Branch--109,627; C.C.
Dockery--85,170; John A. Gray--34,860; Robert L. Noojin, Sr.--32,586; Thomas S. Petcoff--36,564; and Robert Siegel--33,128. The options granted to Mr. Bull and Mr. Wall are incentive stock options, and 50% of such options vest 180 days after the grant date and the remaining 50% of such options will vest on the first anniversary of the grant date, provided that such officer remains employed by Summit. The options granted to the other named persons are non-qualified stock options and vested on the date of the Conversion.

         Performance Awards. The Compensation Committee may grant performance awards entitling the participant to receive Common Stock based upon the achievement of individual or Company performance goals and upon such other conditions as the Compensation Committee may determine.

         Restricted Stock. A specified number of shares of Common Stock may be awarded contingently subject to a substantial risk of forfeiture to Summit under such conditions, and during such periods of time, as the Compensation Committee may determine ("Restricted Stock"). A participant who has been awarded Restricted Stock may, if the award so provides, vote and receive dividends on such shares, but, generally, may not sell, assign, transfer, pledge or otherwise encumber the shares during the restricted period. An award of Restricted Stock may provide that if a participant's employment ceases prior to the end of the restricted period, all of the participant's Restricted Stock will be forfeited. Grants may be made without consideration or in consideration of a payment by the participant that is less than the fair market value of the shares on the grant date.

         Unrestricted Stock. The Compensation Committee may also grant shares (at no cost or for a purchase price determined by the Compensation Committee) which are free from any restrictions ("Unrestricted Stock"). Unrestricted Stock may be issued in recognition of past services or other valid consideration, and may be issued in lieu of cash compensation due to the recipient.

         Stock Appreciation Rights. Stock appreciation rights ("SARs") may be granted to employees which, upon the exercise thereof, entitle the employee to receive an amount equal to the excess of the market price of the Common Stock over the grant price of the SAR, as determined by the Compensation Committee. Such grant price may not be less than the fair market value of a share of Common Stock on the date of grant in the case of any SAR related to an incentive stock option.

         Dividend Equivalents. The Compensation Committee may grant to a participant who has received incentive stock options or SARs the right to receive payments equal to dividends with respect to all or a portion of the number of shares subject to such incentive stock options or SARs.

DIRECTOR COMPENSATION

         Each non-employee member of the Board of Directors of Summit receives a fee of $10,000 per year and an additional $2,500 for attendance at each meeting of the Board of Directors of Summit. In addition, members of committees of the Board of Directors receive a fee of $2,500 for attendance at each committee meeting. All meetings of the Board of Directors of the Insurance Subsidiaries and the Administrative Subsidiaries are to be held in conjunction with meetings of the Board of Directors of Summit, and no additional compensation is received for being a member of the Board of Directors of any such subsidiaries.

         For information regarding stock options granted to directors of Summit on the date of the Conversion, see "--Incentive Plan--Stock Options."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Compensation Committee are Greg C. Branch, C.C. Dockery and Thomas S. Petcoff, each of whom was elected to such position upon the formation of the Compensation Committee on November 20, 1996. Mr. Branch has served as a Trustee or director of Bridgefield and its predecessors since 1980 and Chairman of the Board of Bridgefield since 1994, and has served as Chairman of the Board and a director of Summit since November 15, 1996. Mr. Dockery founded SCI in 1977, has served as a Trustee or director of Bridgefield and its predecessors since 1987 and was first elected as a director of Summit on November 15, 1996. Mr. Petcoff was an employee of, and involved with, SCI from 1977 to 1989; he has been a Trustee or director of Bridgefield and its predecessors since 1987, and he had been a director of Summit since November 15, 1996.

         C.C. Dockery and Thomas S. Petcoff, directors of Summit, own 80,000 square feet of office space in Lakeland, Florida and lease such space to SCI. The property is currently rented by SCI for approximately $90,000 per month under a lease which runs through March 2000. During the fiscal year ended March 31, 1997, SCI made rental payments of approximately $1.1 million for such property.

         Mr. Dockery is also the President, Chief Executive Officer and majority shareholder of Crossroads Insurance Company, Ltd. ("Crossroads"), which provides Excess Reinsurance to ESIF and the Funds. During the fiscal year ended March 31, 1997, the Company paid Crossroads approximately $3.9 million in premiums for reinsurance relating to ESIF and the Funds.

         Mr. Dockery is the Chairman of the Board of Dockery Management Corporation, which subleases approximately 2,600 square feet of office space from the Company pursuant to a sublease agreement which expires in March 2000 and provides for rent of approximately $2,900 per month. During the fiscal year ended March 31, 1997, the Company received approximately $36,000 in rental payments from such entity.

         Mr. Dockery is the President and owner of Dockery Leasing Corporation ("Dockery Leasing") which provides aviation services for the Company. During the fiscal year ended March 31, 1997, the Company paid Dockery Leasing approximately $28,000 for such services.

         Mr. Dockery was an underwriting member of Lloyds of London from 1984 to 1996. Grey C. Branch has been an underwriting member of Lloyds of London since 1986. ESIF and the Funds have Excess Reinsurance agreements with Lloyds of London from time to time.

         Mr. Petcoff is President of Centurion Insurance Services, Inc. ("Centurion"). Pursuant to an agreement between SCI and Centurion dated November 1995, and in connection with Centurion's involvement in the formation of KRF, SCI pays Centurion an annual fee equal to 1% of KRF's premiums earned in each year. During the fiscal year ended March 31, 1997, SCI paid fees of approximately $31,000 to Centurion.

         In addition, for reinsurance policies placed by SCI on behalf of KRF, which are brokered by Centurion, Centurion is entitled to brokerage commissions. During the fiscal year ended March 31, 1997, the Company paid approximately $13,000 to Centurion for brokerage commissions. SCI also pays Centurion agency commissions for policies placed with the Funds, and during the fiscal year ended March 31, 1997, the Company paid approximately $3,000 to Centurion for such agency commissions.

         Mr. Petcoff is on the Board of one of the Funds, FRF, and, is on the Board of Directors of the Florida Retail Federation (the "Association"). Pursuant to a written arrangement between SCI and the Association, the Association, as the sponsoring party of FRF, is entitled to 1% of such Fund's premiums earned in each year. During the fiscal year ended March 31, 1997, the Company paid approximately $0.8 million to the Association for such fees. In addition, during the year ended March 31, 1997, FRF paid SCI fees for administrative services of approximately $24.5 million.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to the beneficial ownership of shares of the Company's Common Stock as of May 31, 1997, by (i) each director of the Company; (ii) each of the Named Executive Officers;
(iii) each person known by the Company to own beneficially more than 5.0% of the outstanding shares of the Common Stock; and (iv) all directors and executive officers as a group. Unless otherwise indicated, each shareholder has sole voting and investment power with respect to the indicated shares. Except as noted below, each person listed in the table will have sole investment and voting power with respect to the shares held by such person.


                                             NUMBER OF SHARES
NAME OF BENEFICIAL OWNER(1)                  OF COMMON
---------------------------                  STOCK BENEFICIALLY OWNED           PERCENT OWNED(2)
                                             ------------------------           ----------------
Greg C. Branch(3)                            249,627                            4.89%
C. C. Dockery(3)                             200,920                            3.95%
William B. Bull                              145,000                            2.90%
Russell L. Wall                               50,000                            1.00%
Thomas R. Petcoff(3)                          48,104                            *
John A. Gray(3)                               43,405                            *
Robert Siegel(3)                              38,628                            *
Robert L. Noojin, Sr.(3)                      37,131                            *
All executive officers and directors as a
group (8 persons)(3)                         812,815                           15.25%

------------------
*     Less than 1%

(1) Pursuant to the rules of the Securities and Exchange Commission, shares of the Company's Common Stock that a beneficial owner has the right to acquire within 60 days pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2) The percentages are based upon the 5,000,000 shares of the Company's Common Stock issued and outstanding as of May 31, 1997.

(3) Includes shares issuable upon exercise of currently exercisable options as follows: Greg C. Branch -- 109,627; C.C. Dockery -- 85,170; Thomas
         S. Petcoff -- 36,564; John A. Gray--34,860; Robert Siegel -- 33,128; and Robert L. Noojin, Sr.-- 32,586.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Aeromech, Inc. ("Aeromech"), an entity in which Mr. Bull currently owns approximately 10% of the outstanding shares, has provided services to SCI in the form of airplane maintenance, hangar leasing and office space for the crew since October 1994. During the fiscal year ended March 31, 1997, SCI paid Aeromech $17,800 for such services.

         Mr. Bull is on the Board of Directors of the Florida Retail Federation (the "Association"), which is the sponsoring trade association for FRF, one of the Funds administered by SCI. Pursuant to a written arrangement between SCI and the Association, the Association, as the Fund sponsor, is entitled to a fee equal to 1% of such Fund's premiums earned in each year, and SCI is obligated to pay such fee out of the administrative fee it receives from FRF. During the fiscal year ended March 31, 1997, the Company paid approximately $0.8 million to the Association for such fees. During the year ended March 31, 1997, FRF paid SCI fees for administrative services of approximately $24.5 million.

         Mr. Bull is also the sole shareholder of Louisiana Employers Safety Association, Inc., the sponsoring association for LESA, one of the Funds managed by SCI, and Mr. Bull has been nominated to be on the Board of Directors of LESA if it completes a currently proposed conversion to a nonassessable mutual insurance company.

         Any future transactions between the Company and any director, officer or principal shareholder of the Company, or any affiliate of such a person, must be on terms no less favorable to the Company than can be obtained from unaffiliated third parties.

         The 1994 and 1995 financial statements of SHC were restated in 1997 to reflect an estimated return premium of approximately $3.7 million. This restatement could have given rise to potential claims by the former shareholders of SHC against ESIF for payment of additional purchase price in connection with the Acquisition, and to claims by ESIF against such former shareholders for taxes associated with such return premium. ESIF and the former shareholders of SHC have agreed to the waiver and release of such potential claims. When such return premium is paid, the Company will receive approximately $2.5 million net of taxes. Mr. William Bull and Mr. Russell Wall were each former shareholders of SHC.

         Mr. Bull was relieved of certain personal indemnification obligations as a result of the Conversion. In connection with the Acquisition of SHC by ESIF on January 16, 1996, the Florida

DOI issued a Consent Order requiring that Mr. Bull, who was at that time President and Chief Executive Officer and a principal shareholder of SHC, personally indemnify ESIF up to a maximum of $5 million for loss, injury or damage to ESIF that may result from the parties' execution of the merger agreement pursuant to which ESIF acquired SHC, or that may result from SHC's execution of a certain credit agreement with a commercial bank. According to the Consent Order, Mr. Bull's indemnification obligations would decrease by $1.0 million for every $4.0 million increase in the statutory net worth of SHC, once SHC's statutory net worth reached zero or greater, and such obligations would expire fully on the earlier of January 11, 2001 or the date upon which the loans from the bank are paid in full. Pursuant to the terms of the approval of the Conversion by the Florida DOI, Mr. Bull was relieved of all such indemnification obligations upon the effectiveness of the Conversion.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)      Documents Filed as Part of This Report.

  1.       Financial Statements

                    The following consolidated financial statements of the Company and the independent auditors' report thereon set forth immediately following the Index of Financial Statements which appears on page F-1 of this report:

                    Consolidated Balance Sheets as of March 31, 1996 and 1997

                    Consolidated Statements of Income for the years ended
                       March 31, 1995, 1996 and 1997

                    Consolidated Statements of Changes in Equity for the years ended March 31, 1995, 1996 and 1997

                    Consolidated Statements of Cash Flows for the years ended
                       March 31, 1995, 1996 and 1997

                    Notes to Consolidated Financial Statements


  2.       Financial Statement Schedules

                    The following financial statement schedules and the independent auditors' report thereon are set forth beginning on page S-1 of this report:

                    Schedule I - Summary of Investments

                  Schedule II - Condensed Financial Statements of Registrant is omitted due to minimal capitalization and lack of operations to date of Summit Holding Southeast, Inc.

                  Schedule IV - Reinsurance

                  Schedule V - Supplemental Information Concerning Insurance Operations

                           All other schedules for which provision is made in
                  the applicable accounting regulations of the Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the financial statements or notes thereto.

         3.       Exhibits

                           The following exhibits are filed with or incorporated
                  by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. The Company will furnish any exhibit upon request to Russell L. Wall, Vice President of Finance and Chief Financial Officer of the Company, 2310 A-Z Park Road, Lakeland, Florida 33801. There is a charge of $.50 per page to cover expenses of copying and mailing.

                  2.1 Amended Plan of Conversion and Recapitalization of Employers Self Insurers Fund. (Exhibit 2.1 of Registration Statement on Form S-1 (File No. 333-16499).

                  2.2 Recapitalization Agreement between Summit and Employers Self Insurers Fund. (Exhibit 2.2 of Registration Statement on Form S-1 (File No. 333-16499).

                  2.3 Order of the Florida DOI approving the Plan of Conversion. (Exhibit 2.3 of Registration Statement on Form S-1 (File No. 333-16499).

                  3.1 Articles of Incorporation of Summit. (Exhibit 3.1 of Registration Statement on Form S-1 (File No. 333-16499).

                  3.2 Bylaws of Summit. (Exhibit 3.2 of Registration Statement on Form S-1 (File No. 333-16499).

                  3.3 Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Summit. (Exhibit 3.3 of Registration Statement on Form S-1 (File No. 333-16499).

                  4.1 Specimen Stock Certificate of the Common Stock of Summit . (Exhibit 4.1 of Registration Statement on Form S-1 (File No. 333-16499).

                  4.2 Specimen Stock Certificate of the Series A Preferred Stock of Summit. (Exhibit 4.2 of Registration Statement on Form S-1 (File No. 333-16499).

                  10.1 Employment Agreement between Summit and William B. Bull - filed herewith.

                  10.2 Employment Agreement between Summit and Russell L. Wall - filed herewith.

                  10.3 Credit Agreement dated May 28, 1997 among Summit, the Lenders named therein and First Union National Bank of North Carolina, as Agent. (Incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K (Date of Report: May 21, 1997)).

                  10.4 Summit 1996 Long-Term Incentive Plan. (Exhibit 10.4 of Registration Statement on Form S-1 (File No. 333-16499).

                  10.5     The Summit Consulting, Inc. Retirement Plan. (Exhibit
                           10.5 of Registration Statement on Form S-1 (File No. 333-16499).

                  10.6 Amendment No. 1 to The Summit Consulting, Inc. Retirement Plan. (Exhibit 10.6 of Registration Statement on Form S-1 (File No. 333-16499).

                  10.7 Amendment No. 2 to The Summit Consulting, Inc. Retirement Plan. (Exhibit 10.7 of Registration Statement on Form S-1 (File No. 333-16499).

                  10.8 Third Amendment to The Summit Consulting, Inc. Retirement Plan - filed herewith.

                  10.9 Florida Retail Federation Self Insurers Fund Administrator's Contract, with Assignment and Addendum. (Exhibit 10.8 of Registration Statement on Form S-1 (File No. 333-16499).

                  10.10 Louisiana Employers Safety Association Self Insurers Fund Administrator's Contract, with Addendum. (Exhibit 10.9 of Registration Statement on Form S-1 (File No. 333-16499).

                  10.11 Louisiana Retailers Association Self Insurers Fund Administrator's Contract, with Addendum. (Exhibit
                           10.10 of Registration Statement on Form S-1 (File No. 333-16499).

                  10.12 Kentucky Retail Federation Self Insurers Fund Administrator's Contract. (Exhibit 10.11 of Registration Statement on Form S-1 (File No. 333-16499).

                  16.1 Letter from Brinton & Mendez relating to change in accountants. (Exhibit 16.1 of Registration Statement on Form S-1 (File No. 333-16499).

                  27.1     Financial Data Schedule (for SEC use only).

         (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

         (c)      See Item 14(a)(3) above.

         (d)      See Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 25, 1997.

                                 SUMMIT HOLDING SOUTHEAST, INC.
                                 (REGISTRANT)

                                 By: /s/ William B. Bull
                                     -------------------------------
                                     William B. Bull
                                     President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 25, 1997.

       Signature                          Title
       ---------                          -----


/s/ William B. Bull                    President, Chief Executive Officer,
--------------------------------        and Director (principal executive
William B. Bull                         officer)

/s/ Greg C. Branch                     Chairman of the Board of Directors
--------------------------------
Greg C. Branch

                                       Director
--------------------------------
C. C. Dockery

/s/ John A. Gray                       Director
--------------------------------
John A. Gray

/s/ Robert L. Noojin, Jr.              Director
--------------------------------
Robert L. Noojin, Jr.

/s/ Thomas S. Petcoff                  Director
--------------------------------
Thomas s. Petcoff

                                       Director
--------------------------------
Robert Siegel

/s/ Russell L. Wall                    Vice President of Finance
--------------------------------        (principal financial and
Russell L. Wall                         accounting officer)

                          INDEX OF FINANCIAL STATEMENTS

                                                                                                          PAGE
                                                                                                          ----
Report of Ernst & Young LLP.............................................................                   F-2

Report of Brinton & Mendez, Certified Public Accountants................................                   F-3

Consolidated Balance Sheets as of March 31, 1996 and 1997...............................                   F-4

Consolidated Statements of Income for the years ended March 31, 1995,
   1996 and 1997........................................................................                   F-5

Consolidated Statements of Changes in Equity for the years ended March 31,
   1995, 1996 and 1997..................................................................                   F-6

Consolidated Statements of Cash Flows for the years ended March 31, 1995,
   1996 and 1997........................................................................                   F-7

Notes to Consolidated Financial Statements..............................................                   F-8

                        REPORT OF INDEPENDENT AUDITORS



Board of Directors
Summit Holding Southeast, Inc.

We have audited the accompanying consolidated balance sheet of Summit Holding Southeast, Inc. (the "Company") and its subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of income, changes in equity, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepting auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries at March 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

                                                        ERNST & YOUNG LLP



Jacksonville, Florida
June 26, 1997

                         INDEPENDENT AUDITORS' REPORT



Board of Directors
Summit Holding Southeast, Inc.
Lakeland, Florida


        We have audited the accompanying consolidated statements of income, equity, and cash flows of Summit Holding Southeast, Inc., formerly Employers Self Insurers Fund (the "Company") and its subsidiaries for the year ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of March 31, 1995 (which is not presented herein); and the related consolidated statements of income, equity, and cash flows for the year ended March 31, 1995. We expressed unqualified opinions on these consolidated financial statements. In our opinion, the information set forth in the selected financial data for the year ended March 31, 1995, appearing is fairly stated in all material respects in relation to the consolidated financial statements for which it has been derived.

        As discussed in Note 1 to the consolidated financial statements, the Company's financial statements have been prepared in conformity with generally accepted accounting principles applicable to stock property and casualty insurance companies.

                                          /s/ Brinton & Mendez
                                          --------------------
                                          Brinton & Mendez
                                          Certified Public Accountants


Lakeland, Florida
July 26, 1996

                         SUMMIT HOLDING SOUTHEAST, INC.
                                AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                                                                                                MARCH 31,
                                                                                                ---------
                                                                                          1996               1997
                                                                                          ----               ----
                                                                                              (IN THOUSANDS)
                                                          ASSETS

Investments:
  Fixed maturities                                                                        $178,818          $180,075
  Equity securities                                                                         14,251            18,286
  Short-term investments                                                                    19,770            14,733
                                                                                         ---------         ---------
         Total investments                                                                 212,839           213,094
Cash and cash equivalents                                                                    7,427             3,578
Premiums receivable (net of $1,500 and $2,566
  allowance for doubtful accounts, respectively)                                            38,093            31,084
Accounts receivables                                                                         3,157             2,816
Reinsurance recoverable                                                                    111,519            94,009
Recoverable from Florida Special Disability Trust Fund                                      20,060            20,979
Accrued investment income                                                                    2,936             3,129
Property and equipment, net                                                                  2,448             1,452
Goodwill, net                                                                               46,738            44,651
Other intangible assets, net                                                                13,217            11,078
Deferred income taxes                                                                       14,861            14,869
Other assets                                                                                15,481             5,878
Net assets of healthcare subsidiary, held for disposition                                    2,456                --
Net assets of discontinued operations                                                          612                --
                                                                                        ----------       -----------
         Total assets                                                                     $491,844          $446,617
                                                                                          ========          ========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Loss and loss adjustment expenses                                                       $387,632          $358,744
  Notes payable                                                                             44,000            32,675
  Unearned premiums                                                                          1,042             5,794
  Other policyholders' funds                                                                23,481             5,395
  Accounts payable and accrued expenses                                                      5,151            13,093
  Deferred revenue                                                                           7,384             3,915
  Federal income taxes payable                                                                  --               585
                                                                                      ------------        ----------
         Total liabilities                                                                 468,690           420,201
                                                                                         ---------         ---------
Stockholders' Equity:
  Retained earnings                                                                         21,659            25,899
  Net unrealized appreciation of available-for-sale
    securities, less applicable deferred income taxes                                        1,495               517
                                                                                        ----------        ----------
         Total stockholders' equity                                                         23,154            26,416
                                                                                         ---------         ---------

         Total liabilities and stockholders' equity                                       $491,844          $446,617
                                                                                          ========          ========



                            See accompanying notes.

                         SUMMIT HOLDING SOUTHEAST, INC.
                                AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                   YEAR ENDED MARCH 31,
                                                                                   --------------------
                                                                            1995            1996             1997
                                                                            ----            ----             ----

                                                                                       (IN THOUSANDS)

Revenue:
  Premiums earned                                                           $128,489      $114,893         $ 97,321
  Net investment income                                                       12,205        13,210           12,770
  Net realized investment gains                                                   --         4,354              687
  Administrative fees                                                             --         7,665           33,303
  Other income                                                                   121           206              692
                                                                          ----------     ---------        ---------
         Total revenue                                                       140,815       140,328          144,773
                                                                           ----------     ---------        ---------
Losses and expenses:
  Losses and loss adjustment expenses                                         69,116        94,844           65,152
  Other underwriting, general and administrative
    expenses                                                                  41,546        43,657           60,675
  Amortization and depreciation                                                   --         1,103            4,733
  Interest expense                                                                --           847            3,521
                                                                        ------------    -----------       ---------
         Total losses and expenses                                           110,662       140,451          134,081
                                                                           ---------      ---------        --------

Income (loss) from continuing operations
  before income taxes                                                         30,153          (123)          10,692
Income tax expense (benefit)                                                  10,990          (505)           3,717
                                                                           ---------    -----------        --------
Income from continuing operations                                             19,163           382            6,975
                                                                           ---------    -----------        --------

Discontinued operations:
  Loss from discontinued operations (net of
    income tax benefit of $121 and $460, respectively)                            --          (197)            (893)
  Estimated loss on disposal of discontinued
    operations (net of tax benefit of $184)                                       --            --             (357)
                                                                        ------------   ------------        --------
Loss from discontinued operations                                                 --          (197)          (1,250)
                                                                        ------------    -----------        --------
Income before extraordinary charge                                            19,163           185            5,725
Extraordinary charge for conversion costs
  (net of income tax benefit of $328)                                             --            --           (1,485)
                                                                        ------------  -------------        --------

         Net income                                                        $  19,163    $      185        $   4,240
                                                                           =========    ===========       =========



                            See accompanying notes.

                         SUMMIT HOLDING SOUTHEAST, INC.
                                AND SUBSIDIARIES


                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                   YEARS ENDED MARCH 31, 1995, 1996 AND 1997

                                                                                        UNREALIZED
                                                                                        APPRECIATION
                                                                                       OF AVAILABLE-
                                                                                          FOR-SALE
                                                                          RETAINED        SECURITY
                                                                          EARNINGS      INVESTMENTS        TOTAL
                                                                          --------      -----------        -----
                                                                                       (IN THOUSANDS)
Balance at March 31, 1994                                                  $  2,311       $    (38)        $  2,273
Net income                                                                   19,163             --           19,163
Change in net unrealized investment gains                                        --         (1,371)          (1,371)
                                                                           --------       --------         --------

Balance at March 31, 1995                                                    21,474         (1,409)          20,065
Net income                                                                      185             --              185
Change in net unrealized investment gains                                        --          2,904            2,904
                                                                           --------       --------         --------

Balance at March 31, 1996                                                    21,659          1,495           23,154
Net income                                                                    4,240             --            4,240
Change in net unrealized investment gains                                        --           (978)            (978)
                                                                           --------       --------         --------

Balance at March 31, 1997                                                  $ 25,899       $    517         $ 26,416
                                                                           ========       ========         ========





                            See accompanying notes.

                         SUMMIT HOLDING SOUTHEAST, INC.
                                AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED MARCH 31,
                                                                                   --------------------
                                                                            1995            1996             1997
                                                                            ----            ----             ----
                                                                                      (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $ 19,163       $    185        $   4,240
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Amortization and depreciation                                                 372          1,103            4,733
  Net realized gains                                                             --         (4,354)            (687)
  Bad debt allowance                                                           (216)          (600)           1,066
  Decrease in premiums receivable                                             8,880         12,898            5,943
  (Increase) decrease in accounts receivable                                     14         (3,157)             341
  (Increase) decrease in reinsurance recoverable                            (20,424)        (1,377)          17,510
  Increase in Special Disability Trust Fund
    recoverable                                                              (5,950)        (4,181)            (919)
  (Increase) decrease in accrued investment
    income                                                                   (1,184)           473             (193)
   Decrease in deferred income taxes                                            513          4,239              602
  (Increase) decrease in other assets                                            --        (14,309)           9,603
  (Increase) decrease in discontinued operations                                 --           (588)             588
  Increase (decrease) in loss and loss adjustment expense                     9,677         20,240          (28,888)
  Increase in unearned premiums                                                  --          1,042            4,752
  Increase (decrease) in other policyholder funds                               667         (2,273)         (18,086)
  Increase (decrease) in accounts payable and accrued
    expenses                                                                    670           (935)           7,942
   Increase (decrease) in deferred revenue                                       86          7,298           (3,469)
   Increase (decrease) in federal income tax payable                          1,043         (4,878)             585
                                                                           --------       --------        ---------
Net cash provided by operating activities                                    13,311         10,826            5,663

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities                                          (859,038)      (979,829)        (238,324)
Disposal and maturity of investment securities                              846,575        972,918          236,188
Purchase of property and equipment                                               --         (2,697)            (669)
Proceeds from sales of property and equipment                                    --             --            1,343
Purchase of Summit Holding Corporation                                           --        (37,500)              --
Other investing activities                                                      152             --               --
                                                                           --------       --------        ---------
Net cash used in investing activities                                       (12,311)       (47,108)          (1,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                                      --         44,000               --
Payments on notes payable                                                        --             --          (11,325)
                                                                           --------       --------        ----------
Net cash provided by (used in) financing activities                              --         44,000          (11,325)
                                                                           --------       --------        ---------
Net increase (decrease) in cash and cash equivalents                          1,000          7,718           (7,124)
Beginning cash and cash equivalents                                           1,984          2,984           10,702
                                                                           --------       --------        ---------
Ending cash and cash equivalents
  Continuing operations                                                       2,984          7,427            3,578
  Operations held for disposition                                                --          3,251               --
  Discontinued operations                                                        --             24               --
                                                                           --------       --------        ---------
         Total ending cash and cash equivalents                            $  2,984       $ 10,702        $   3,578
                                                                           ========       ========        =========

                            See accompanying notes.

                         SUMMIT HOLDING SOUTHEAST, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1995, 1996 AND 1997



1.  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

  Organization

         Summit Holding Southeast, Inc. ("Summit") is the holding company for Bridgefield Employers Insurance Company ("Bridgefield"), the successor, as of May 28, 1997 to Employers Self Insurers Fund ("ESIF") and for Summit Holding Corporation ("SHC"). On May 28, 1997, ESIF completed a conversion from a group self-insurance fund to a stock property and casualty insurance company. Concurrent with this conversion, ESIF's name was changed to Bridgefield, and the new holding company, Summit, issued $16.4 million of preferred stock to the former policyholders or members of ESIF for the extinguishment of the membership interests of such policyholders, including the elimination of the accessibility feature of the membership interests. At the same time, in connection with a recapitalization to simplify Summit's corporate structure, all of the capital stock of SHC, which had been owned by ESIF prior to the conversion, was acquired by Summit, and SHC also became a wholly owned subsidiary of Summit. Also, as part of the recapitalization, SHC's ownership of Bridgefield Casualty Insurance Company ("Bridgefield Casualty") was transferred to Bridgefield.

         The conversion and recapitalization transactions described above are considered to be similar to pooling of interests transactions. The historical cost basis accounting of the predecessor companies has been retained, and the Company's financial statements have been presented using pooling of interests basis accounting. The conversion and recapitalization transactions had no impact upon previously reported net income of the consolidated entities.

         Subsequent to the conversion and recapitalization, Summit's insurance subsidiaries, Bridgefield and Bridgefield Casualty (the "insurance subsidiaries"), will continue to underwrite and assume the underwriting risks with respect to workers' compensation insurance policies for Florida employers, and Summit's administrative subsidiaries (SHC and subsidiaries) (the "administrative subsidiaries") will continue to provide administrative services for the insurance subsidiaries and for four unaffiliated self-insurance funds.

         In the accompanying notes to financial statements, the "Company" refers to the consolidated financial statements of Summit and its consolidated subsidiaries.

         Prior to the conversion, ESIF was domiciled in Florida as a group self-insurance workers' compensation fund defined by section 624.4621, Florida Statutes. ESIF was regulated by the Bureau of Self Insurance under the Department of Insurance of the State of Florida (the "Florida DOI").

         ESIF was formed in 1978 for the stated purpose of providing statutory workers' compensation coverage for certain Florida employers. ESIF's wholly owned subsidiary, Employers Safety Group Association, Inc. ("ESGA"), is a trade association primarily for employers in the construction, manufacturing, wholesale and retail, and service industries, and any employer that was a member of ESGA could obtain coverage from ESIF. An indemnity agreement issued by ESIF indemnified the member employer against loss or liability relating to workers' compensation insurance risk. Any employer that obtained workers' compensation coverage from ESIF automatically became a member of ESIF with certain rights, including the right to vote for the election of ESIF's Trustees, the right to receive any distribution of profits that was authorized by the

                         SUMMIT HOLDING SOUTHEAST, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1995, 1996 AND 1997


Trustees and the right to participate in the distribution of the surplus of ESIF in the event of its liquidation. However, all members of ESIF were subject to joint and several liability for the obligations of ESIF. ESIF has historically not operated for the purpose of generating profits, but it has retained a portion of its earnings and profits to avoid making assessments against its members. ESIF occasionally during its operating history paid a distribution of profits to its members, but it has never made an assessment against its members.

         ESIF was a trust with a Board comprised of six Trustees, but no employees or officers. ESIF's bylaws specifically directed the Board to engage an administrator, and ESIF's administrator since its inception has been Summit Consulting, Inc. ("SCI"). SCI performed all daily operational activities for ESIF, including premium and claims processing, pursuant to a written agreement. SCI also performs similar functions for four other group self-insurance funds located in Florida, Louisiana and Kentucky.

         SCI owns several subsidiaries formed to assist it in providing specialized administrative services, and SCI is wholly owned by SHC. Effective January 16, 1996, ESIF purchased all of the outstanding stock of SHC (see Note 13 for a further discussion of this acquisition). In addition to SHC and its subsidiaries, ESIF also owns a reinsurance subsidiary, U.S. Employers Insurance, Inc. ("USEI").

  Consolidation and Presentation

         The accompanying consolidated financial statements include the accounts, after intercompany eliminations, of Summit and its wholly owned subsidiaries and have been prepared in conformity with generally accepted accounting principles ("GAAP") applicable to stock property and casualty insurance companies, which differ from statutory accounting practices prescribed or permitted by the Florida DOI.

  Use of Estimates and Assumptions

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

  Recognition of Revenues

         Workers' compensation insurance premiums are based on rates established by the National Council on Compensation Insurance. Premium revenues generally are recognized over the life of the related policies on the daily pro rata method with a reserve for unearned premiums established for the unexpired portion of the premiums applicable to those policies. For retrospectively rated policies, the ultimate premium for a period is determined on the basis of the insured's actual losses for that period. If the actual losses are less than expected, ESIF may be required to refund a portion of the premiums previously paid. ESIF considers loss development experience through the date of the financial statements in estimating the ultimate premium and, as adjustments to premiums become necessary as a result of loss development, such adjustments are included in current operations. All indemnity contracts issued by ESIF prior to March 31, 1997 have a common anniversary date of April 1, thus, for ESIF, there was no liability for unearned premium or deferred policy acquisition costs at March 31, 1996 or March 31, 1997. The unearned premiums included on the accompanying balance sheets relate to Bridgefield Casualty, the related commissions which are incurred as the premiums are earned, and other acquisition costs are insignificant.

         Administrative fee revenue is recognized in proportion to the premiums earned by the self-insurance funds at the contractual administrative fee percentage of premiums. Adjustments to revenue for premium audits are recorded in the period they occur. Fees for administrative services provided to ESIF subsequent to the date of ESIF's acquisition of SHC have been eliminated in the consolidated statements of income.

         Reinsurance premiums ceded are recorded and recognized on a pro rata basis of earned premiums of the contract.

  Income Taxes

         Income taxes have been provided using the liability method in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under that method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates.

  Investments

         In 1993, the FASB issued SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This Statement requires that debt investment securities are to be classified as either "held-to-maturity" (carried at amortized cost), "trading" (carried at fair value with unrealized gains and losses reported in income), or "available-for-sale" (carried at fair value with unrealized gains and losses reported as a component of stockholders' equity). Equity securities are to be classified as either trading or available-for-sale.

         The Company recognizes that there may be occasions where it is necessary and appropriate to sell a security prior to its maturity in response to changes in circumstances. Recognizing this need for the ability to proactively respond to changes in tax position and in market conditions, the Company has classified its entire investment portfolio as available-for-sale.

         Accordingly, all investments in the accompanying balance sheets are reported at fair value with the corresponding net unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary are included in investment income. The cost of fixed maturities sold is determined principally on the specific identification method, while the cost of equity securities sold is based on the first-in-first-out method.

         Short-term investments are reported at cost.

         In the normal course of business, the Company is party to financial instruments, none of which have significant off-balance-sheet risk.

  Loss and Loss Adjustment Expenses

         The reserve for unpaid loss and loss adjustment expenses ("LAE") represents management's best estimate of the ultimate cost of the loss and LAE that are unpaid at the balance sheet date including incurred but not reported claims. Such reserve is established by management based upon (i) results of actuarial reviews which incorporate the Company's experience with similar cases, estimates of future claim trends, and historical trends such as recurring loss payment and reporting patterns, claim closures and product mixes; (ii) facts known to the Company, and (iii) regulatory requirements. Such reserve is continually reviewed and as adjustments become necessary, such adjustments are included in current operations.

         The reserve for permanent indemnity disability claims has been discounted at 4% as permitted under Florida law. For GAAP purposes, discounting is computed based on the Company's anticipated payout patterns and a discount rate consistent with that permitted by section 625.091, Florida Statutes. The amount of such discount was $4.7 million and $4.4 million at March 31, 1996 and 1997, respectively.

         Prior to the January 16, 1996 acquisition of SHC, certain unallocated LAE of ESIF were provided by SHC under the administrative agreement between ESIF and SHC. Subsequent to the acquisition, ESIF has included the liability for such unallocated LAE in the loss and LAE liability.

  Reinsurance

         Under FASB Statement No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, all assets and liabilities related to reinsurance ceded contracts are reported on a gross basis rather than the previous practice of reporting such liabilities net of reinsurance. The amounts recoverable from reinsurers are classified separately on the accompanying balance sheets.

         The accompanying statements of income reflect premiums and losses incurred, net of reinsurance ceded (see Note 5). Reinsurance arrangements allow management to control exposure to potential losses arising from large risks. A significant portion of the reinsurance is effected under excess of loss reinsurance contracts. Amounts recoverable from reinsurers are estimated in a manner consistent with the loss and loss expense reserves associated with the reinsured policies. Similarly, reinsurance premiums, losses and loss adjustment expenses are accounted for on bases consistent with those used in accounting for the related original policies issued and the terms of the reinsurance contracts.

  Guaranty Fund Assessments

         As a self-insurance fund, ESIF has periodically been assessed by a state guaranty fund as part of that fund's activities to collect money from solvent self-insurance funds to cover certain losses to policyholders of insolvent self-insurance funds, after assessment of the policyholders of the insolvent funds. This type of guaranty fund is separate from the Florida Special Disability Trust Fund (the "SDTF"), which is designed to pay insurers for certain benefits paid to previously injured workers as discussed in Note 12.

         Florida statutes limit the assessment to a maximum of 2% of direct written premiums annually, but because there are many uncertainties regarding the ultimate amount of assessments, ESIF's policy has been to recognize its obligation for guaranty fund assessments when it receives notice that an amount is payable to the guaranty fund. At March 31, 1997, ESIF was not able to estimate reasonably the potential effects of any future assessments and, accordingly, the accompanying financial statements do not include any provision for such future assessments. Assessments charged to expense during the fiscal years ended March 31, 1995, 1996 and 1997 were $1.5 million, $1.6 million and $1.4 million, respectively. Such assessments are credited against the Company's administrative tax.

         Upon conversion to a stock property and casualty insurer, ESIF will be subject to assessment by a separate guaranty fund. Such assessments will not be credited against ESIF's administrative tax.

  Concentrations of Credit or Financial Risk

         Florida law allowed ESIF to write policies only in the State of Florida. Therefore, all of ESIF's premium revenues for the fiscal years ended March 31, 1995, 1996 and 1997 were derived from policies offered to customers located in Florida. Accordingly, ESIF could be adversely affected by economic downturns, significant unemployment, and other conditions that may occur from time-to-time in Florida, which may not as significantly affect its more geographically diversified competition.

         SHC has significant amounts of revenue associated with its third-party processing as a result of its contracts with several self-insurance funds. Changes with respect to these contracts could adversely affect the Company.

         As further described in Note 5, the insurance subsidiaries have significant amounts of reinsurance recoverables as a result of ceding reinsurance under specific and aggregate reinsurance treaties.

  Intangible Assets

         The majority of the Company's intangible assets were recorded in connection with the January 1996 acquisition of SHC. These intangible assets principally consists of customer accounts and contracts, purchased software, and the excess of costs over the fair value of identifiable net assets acquired (goodwill). The customer accounts and contracts as well as the purchased software are being amortized on a straight-line basis over the related estimated lives and contract periods which range from three to ten years. The excess of costs over the fair value of identifiable net assets acquired is being amortized on a straight-line basis over 25 years.

         Periodically, the Company evaluates the recoverability of the costs in excess of the fair value of net assets acquired and the costs associated with customer listings through a comparison of forecasted undiscounted cash flows of SHC and the remaining asset balances.

  Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation. Expenditures for improvements are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred. Upon sale or retirement, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in income. Depreciation has been provided using the straight-line method over the estimated useful lives of the related assets which range from five to ten years. Leasehold improvements are amortized on the straight-line method over the term of the related leases.

  Cash and Cash Equivalents

         Cash and cash equivalents principally consists of demand deposits with financial institutions and highly liquid investments having original maturities of three months or less when purchased.

  Bad Debt Allowance

         The bad debt allowance is based on the Company's experience with uncollectible premiums receivable and represents the Company's best estimate of the ultimate uncollectible amounts incurred through the balance sheet date.

  Earnings Per Share

         Because there were no common or preferred stock shares outstanding during the fiscal years ended March 31, 1995, 1996 or 1997, the presentation of earnings per share is not applicable to the accompanying financial statements.

  Reclassifications

         Certain amounts in the financial statements as of and for the fiscal year ended March 31, 1996 have been reclassified to better conform with the presentation in the financial statements as of and for the fiscal year ended March 31, 1997.

2.  INVESTMENTS

         The amortized cost and the estimated fair value of available-for-sale debt security investments are summarized as follows:

                                                                               GROSS          GROSS         ESTIMATED
                                                          AMORTIZED         UNREALIZED      UNREALIZED         FAIR
                                                             COST              GAINS          LOSSES          VALUE
                                                             ----              -----          ------          -----
                                                                                 (IN THOUSANDS)
AT MARCH 31, 1996
  U.S. Treasury and other U.S.
    government agencies                                     $ 71,975           $  727          $1,069         $ 71,633
  States and political subdivisions                           68,697              934             270           69,361
  Corporate debt securities                                   37,258              850             284           37,824
                                                            --------           ------          ------         --------
Total debt securities                                       $177,930           $2,511          $1,623         $178,818
                                                            ========           ======          ======         ========

AT MARCH 31, 1997
  U.S. Treasury and other U.S.
    government agencies                                     $ 56,265           $  123          $1,142         $ 55,246
  States and political subdivisions                           83,455              421             559           83,317
  Corporate debt securities                                   41,861              173             522           41,512
                                                            --------           ------          ------         --------
Total debt securities                                       $181,581           $  717          $2,223         $180,075
                                                            ========           ======          ======         ========


         The amortized cost and estimated fair value of debt securities at March 31, 1997, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                                            ESTIMATED
                                                                                          AMORTIZED            FAIR
                                                                                            COST              VALUE
                                                                                            ----              -----
                                                                                                (IN THOUSANDS)
Years to maturity:
  One or less                                                                             $   3,524          $   3,512
  After one through five                                                                     79,526             79,393
  After five through ten                                                                     82,351             81,077
  After ten                                                                                  16,180             16,093
                                                                                          ---------          ---------
Total                                                                                     $ 181,581          $ 180,075
                                                                                          =========          =========



         Proceeds from the sales of investments in debt securities during fiscal year ending March 31, 1995 were $21.8 million. No gains or losses were realized on those sales. Proceeds from the sales of investments in debt securities during fiscal year ending March 31, 1996 were $195.5 million. Gross gains of $3.1 million and gross losses of $1.0 million were realized on those sales. Proceeds for the sales of investments in debt securities during the fiscal year ending March 31, 1997 were $78.4 million resulting in gross realized gains of $0.6 million and gross realized losses of $1.0 million.

         Unrealized gains and losses on investments in equity securities are reported directly in equity and do not affect operations. The gross unrealized gains and losses on, and the cost and fair value of, those investments are summarized as follows:

                                                                               GROSS          GROSS
                                                                            UNREALIZED      UNREALIZED         FAIR
                                                             COST              GAINS          LOSSES          VALUE
                                                             ----              -----          ------          -----
                                                                                 (IN THOUSANDS)
AT MARCH 31, 1996
  Preferred stocks                                           $ 3,167           $   18           $  29          $ 3,156
  Common stocks                                                9,576            1,640             121           11,095
                                                             -------           ------           -----          -------
Total                                                        $12,743           $1,658           $ 150          $14,251
                                                             =======           ======           =====          =======

AT MARCH 31, 1997
  Preferred stocks                                           $ 4,452           $   95           $  --          $ 4,547
  Common stocks                                               11,517            2,511             289           13,739
                                                             -------           ------           -----          -------
Total                                                        $15,969           $2,606           $ 289          $18,286
                                                             =======           ======           =====          =======

         Major categories of investment income are summarized as follows:

                                                                                   YEAR ENDED MARCH 31,
                                                                                   --------------------
                                                                            1995            1996             1997
                                                                            ----            ----             ----
                                                                                       (IN THOUSANDS)
Income from:
  Fixed maturities                                                           $ 9,788        $10,923          $10,500
  Equity securities                                                               16            534              874
  Short-term investments and cash                                              2,401          1,753            1,396
                                                                             -------        -------          -------
Net investment income                                                        $12,205        $13,210          $12,770
                                                                             =======        =======          =======

         The Florida DOI requires cash and investments to be held in trust for the Florida DOI for 10% of statutory basis loss reserves and the 1986-1995 fund years aggregate reserve plans. The aggregate plans approved by the Florida DOI require the interest earned on the related reserves to accumulate with the restricted principal. The reserves are reviewed annually and a revised funding plan is submitted to the Florida DOI. At March 31, 1996 and 1997, the amount in trust is approximately $62.9 million and $53.5 million, respectively.

3.  PROPERTY AND EQUIPMENT

         The major components of property and equipment are as follows:

                                                                                             MARCH 31,
                                                                                         1996          1997
                                                                                         ----          ----
                                                                                            (IN THOUSANDS)
         Furniture, fixtures and equipment                                              $  771         $  992
         Data processing equipment                                                         649            795
         Airplane                                                                          968             --
         Leasehold improvements                                                            103            103
         Software                                                                          139            270
         Automobiles                                                                        --              7
                                                                                        ------         ------
                                                                                         2,630          2,167
         Less accumulated depreciation and amortization                                    182            715
                                                                                        ------         ------
                                                                                        $2,448         $1,452
                                                                                        ======         ======

         Depreciation and amortization expense for the fiscal years ended March 31, 1996 and 1997 was $0.2 million and $0.7 million, respectively. Substantially all property and equipment was acquired in the January 1996 acquisition of SHC.

4.  INTANGIBLES

         Intangible assets consist of the following:

                                                                                             MARCH 31,
                                                                                        1996          1997
                                                                                        ----          ----
                                                                                            (IN THOUSANDS)
         Goodwill                                                                      $47,185        $47,239
         Other intangible assets:
           Customer accounts and contracts                                               6,608          6,608
           Purchased software                                                            6,300          6,300
           Capitalized debt acquisition costs                                              757            757
                                                                                       -------        -------
                                                                                        60,850         60,904
         Less accumulated amortization                                                     896          5,175
                                                                                       -------        -------
                                                                                       $59,954        $55,729
                                                                                       =======        =======


5.  REINSURANCE

         In accordance with general practice in the insurance industry, the insurance subsidiaries are engaged in reinsurance transactions to cede risk to other companies. Reinsurance ceded contracts do not relieve the insurance subsidiaries from their obligation to policyholders, as they remain liable to their policyholders to the extent that any reinsurer does not meet its obligations for reinsurance ceded to it under reinsurance contracts. The largest net amount retained by the insurance subsidiaries on any one occurrence is $500,000 with deductibles of $750,000 and $500,000 for each of the fiscal years ended March 31, 1996 and 1997, respectively. The insurance subsidiaries currently have the following coverages under specific and aggregate reinsurance agreements:

                              SPECIFIC REINSURANCE
                                 (IN THOUSANDS)

FISCAL
 YEAR                                                                                                            SPECIFIC
 ENDED                                                                 SPECIFIC                                 OCCURRENCE
MARCH 31,                          CARRIER                            ATTACHMENT                                  LIMIT
---------                          -------                            ----------                                  -----
1982                      INA                                            $  100                                $    2,000
                          Employers Re                                    2,100                                     3,000
1983                      INA                                               125                                     2,000
                          Employers Re                                    2,125                                     3,000
1984                      Employers Re                                      125                                     2,000
                          INA                                             2,125                                 Statutory
1985                      Employers Re                                      125                                     2,000
                          INA                                             2,125                                 Statutory
1986                      Employers Re                                      225                                    20,000
1987                      Safety Mutual(1)                                1,000                                     5,000
                          Old Republic(2)                                 1,000                                     1,000
                          National Union(2)                               2,000                                     8,000
1988                      Old Republic                                    1,000                                     5,000
1989                      Old Republic                                    1,000                                     5,000
1990                      Transamerica                                    1,000                                    15,000
1991                      Transamerica                                    1,000                                    15,000
1992                      Transamerica                                    1,000                                    25,000
1993                      Transamerica                                    1,000                                    25,000
1994                      Lloyd's                                           500                                       500
                          Transamerica                                    1,000                                 Statutory
1995                      Lloyd's                                           500                                       500
                          Continental Casualty                            1,000                                 Statutory
1996                      Federal Insurance Co.                             500                                       500
                          Federal Insurance Co.                           1,000                                     1,000
                          Continental Casualty                            2,000                                 Statutory
1997                      Lloyd's                                           500                                     1,500
                          Continental Casualty(3)                           500                                 Statutory
                          National Union                                  2,000                                 Statutory

(1)  4/1/86-5/31/86
(2)  6/1/86-3/31/87
(3)  Pertains to Bridgefield Casualty

                             AGGREGATE REINSURANCE
                                 (IN THOUSANDS)

FISCAL
 YEAR
 ENDED                                                                AGGREGATE                                 AGGREGATE
MARCH 31,                          CARRIER                            ATTACHMENT                                  LIMIT
---------                          -------                            ----------                                  -----
1982                      INA                                           $11,542                                 $   2,000
                          Employers Re                                   13,542                                     3,000
                          INA                                            16,542                                 Statutory
1983                      INA                                            11,365                                     2,000
                          Employers Re                                   13,365                                     3,000
                          INA                                            16,365                                 Statutory
1984                      Employers Re                                   14,341                                     2,000
                          INA                                            16,341                                 Statutory
1985                      Employers Re                                   17,814                                     3,000
                          INA                                            20,814                                 Statutory
1986                      Employers Re                                   40,091                                       301
1987                      N/A                                               N/A                                       N/A
1988                      N/A                                               N/A                                       N/A
1989                      Crossroads                                     90,648                                    19,000
1990                      Crossroads                                    110,973                                    25,000
1991                      Crossroads                                    130,726                                    31,000
1992                      Crossroads                                    113,015                                    31,000
1993                      Crossroads                                    141,956                                    33,401
1994                      Crossroads                                    146,016                                    34,357
1995                      Crossroads                                    133,800                                    31,482
1996                      Crossroads                                    115,970                                    27,287
1997                      American Re-Insurance (Quota Share)(1)            N/A                                       500

(1) Pertains to Bridgefield Casualty

         Insurance premiums for the fiscal years ended March 31, 1995, 1996 and 1997 are summarized as follows:

                                                                            1995            1996           1997
                                                                            ----            ----           ----
                                                                                       (IN THOUSANDS)
Direct premiums earned                                                      $135,033       $119,028       $105,044
Reinsurance ceded                                                              6,544          4,135          7,723
                                                                           ---------       --------       --------
Net premiums earned                                                         $128,489       $114,893       $ 97,321
                                                                            ========       ========       ========

                                                                            1995            1996           1997
                                                                            ----            ----           ----
                                                                                       (IN THOUSANDS)
Gross premiums written                                                      $153,844       $130,528       $132,321
Ceded premiums written                                                         9,417          9,232         15,278
                                                                            --------       --------       --------
Net premiums written                                                        $144,427       $121,296       $117,043
                                                                            ========       ========       ========

         Losses and LAE incurred for the fiscal years ended March 31, 1995, 1996 and 1997 are summarized as follows:

                                                                            1995            1996           1997
                                                                            ----            ----           ----
                                                                                       (IN THOUSANDS)
Direct losses and LAE                                                       $ 74,368       $102,832       $ 77,979
Reinsurance ceded                                                              5,252          7,988         12,827
                                                                            --------       --------       --------
Net losses and LAE incurred                                                 $ 69,116       $ 94,844       $ 65,152
                                                                            ========       ========       ========

         Reinsurance ceded premiums and losses included in the preceding table reflect the elimination of amounts assumed by USEI through retrocession by Crossroads Insurance Company, Limited ("Crossroads") of amounts ceded by ESIF to Crossroads as described in the following paragraph.

         Of the reinsurance ceded amounts above for fiscal year ended March 31, 1997, and losses and loss adjustment expenses of $3.0 million, and no related premium, are attributable to reinsurance agreements with Crossroads, a Bermuda domiciled insurance company, in which a Trustee of ESIF has an ownership interest. Crossroads is licensed to do business in Florida and is a member of the Florida Insurance Guaranty Association. Fifty percent of business ceded to Crossroads has been retroceded by Crossroads to USEI. All of ESIF's aggregate excess reinsurance coverage for fiscal years ended March 31, 1989, 1990, 1994 and 1995 is also ceded to Crossroads. At March 31, 1996 and 1997, loss and LAE reserves recoverable of approximately $9.4 million and $9.9 million, respectively (net of amounts retroceded to USEI), are attributable to excess reinsurance agreements with Crossroads. For the years ending March 31, 1987, 1988, 1991, 1992 and 1993, effective aggregate excess reinsurance is not currently in place because these years have been self-funded or because the coverages have expired. Exposure to significant adverse development for these years is considered minimal due to the maturity of the loss development for these years.

         In fiscal years ended March 31, 1996 and 1997, ESIF did not commute any ceded reinsurance nor did it enter into or engage in any loss portfolio transfers. ESIF remains obligated for amounts ceded in the event that the reinsurers do not meet their obligations.

         The reinsurance recoverable asset at March 31, 1997 is comprised of amounts related to reinsurance agreements with the following companies (in thousands):

                                                                               PAID         UNPAID
REINSURANCE CARRIER                    RATING(1)                              CLAIMS        CLAIMS            TOTAL
-------------------                    ------                                 ------        ------            -----
American Re                            A+XII                                  $  486        $ 4,376          $ 4,862
Continental Casualty                   A XV                                       --          7,653            7,653
Crossroads(2)                          N/R                                     1,945          9,912           11,857
Employers Re                           A++ XV                                    779          4,663            5,442
Federal Ins. Co.                       A++ XIV                                    --          6,528            6,528
INA                                    A- XIII                                   447          5,824            6,271
Lloyds of London                       N/R                                        --         12,695           12,695
National Union                         A++ XV                                     --          2,158            2,158
Old Republic                           A+ IX                                     796         10,273           11,069
Transamerica                           A XI                                      482         24,992           25,474
                                                                              ------        -------          -------
         Total                                                                $4,935        $89,074          $94,009
                                                                              ======        =======          =======

-------------
(1) 1996 Best's Key Rating Guide -- Property-Casualty Edition.
(2) Based on filings with the Florida DOI, Crossroads maintains trust fund assets sufficient to fund its reinsurance obligations, although no specific recoverable from Crossroads is directly secured by such trust fund assets.



         Substantially all of the recoverable amounts related to paid claims have been outstanding less than ninety days at the balance sheet date. The reinsurance recoverable amounts related to unpaid claims are calculated considering the provisions of the specific and aggregate reinsurance agreements and using ultimate losses by accident year consistent with the reported loss and LAE liabilities.

6.  FEDERAL INCOME TAXES

         The Company files a consolidated federal income tax return. ESIF does not have a tax sharing agreement with two of its subsidiaries, ESGA and USEI. ESIF does not collect from or refund to these subsidiaries the amount of income taxes or benefits which would result if the entities filed separate returns.
An informal tax sharing agreement exists between ESIF and SHC such that the amount of taxes or tax benefits are shared as if separate returns were filed.

         Income before federal income taxes differs from taxable income principally due to tax-exempt investment income, dividends-received tax deductions, and differences in loss and LAE discounting and unearned premium reserves for tax and financial reporting purposes.

         After carryback of the fiscal year ended March 31, 1996 operations loss to prior years, federal income taxes of $6.9 million and $12.2 million for fiscal years ended March 31, 1994 and 1995, respectively, would be subject to recovery in the event that the Company incurs net operating losses within three years of the years for which such taxes were paid. State taxes paid were $0.8 million, $0.8 million and $0.7 million for the fiscal years ended March 31, 1995, 1996 and 1997, respectively.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         Significant components of the Company's deferred tax liabilities and assets as of March 31, as calculated in accordance with FASB 109, are as follows (in thousands):

                                                                                               1996        1997
                                                                                               ----        ----
Deferred tax liabilities:
  Unrealized investment gains                                                                  $   902        840
  Special Disability Trust Fund recoverables                                                       175        283
  Reinsurance premium adjustment                                                                 1,494        898
  Intangible assets                                                                              3,684      4,038
                                                                                               -------    -------
Total deferred tax liabilities                                                                   6,255      6,059
Deferred tax assets:
  Discount on loss and LAE reserves                                                             18,936     18,470
  Unallocated remittances                                                                        1,161        180
  Uncollectible premiums                                                                           564        941
  Other                                                                                            455        789
  Unrealized investment losses                                                                      --        548
                                                                                               -------    -------
                                                                                                21,116     20,928
  Valuation allowance for deferred tax assets                                                       --
Total deferred tax assets                                                                       21,116     20,928
                                                                                               -------    -------
Net deferred tax assets                                                                        $14,861     14,869
                                                                                               =======    =======

         The Company has made an election under the Internal Revenue Code of 1986 to treat income tax payments attributable to loss reserve discounting as special estimated tax payments which are specifically recoverable upon reversal of the discounting effects. Accordingly, the deferred tax assets attributable to loss reserve discounting are considered to be fully recoverable. The Company also has significant tax loss carryback potential for the fiscal years ended March 31, 1994 and 1995. For those reasons, a deferred tax valuation allowance is not considered necessary.

         The Company's consolidated federal income tax liability (asset) at March 31 is summarized as follows (in thousands):

                                                                                           1996                  1997
                                                                                           ----                  ----
Current                                                                                   $ (9,690)             $    585
Deferred                                                                                   (14,861)              (14,869)
                                                                                          --------              --------
Total net asset                                                                           $(24,551)             $(14,284)
                                                                                          ========              ========

         Significant components of the provision for income taxes for the fiscal years ended March 31, attributable to continuing operations are as follows (in thousands):



                                                                                           1996                  1997
                                                                                           ----                  ----
Current tax expense (benefit)                                                              $ 1,424                $3,152
Deferred taxes                                                                              (1,930)                  565
                                                                                           -------                ------
Total income tax expense (benefit) on income                                               $  (506)               $3,717
                                                                                           =======                ======

         Income taxes paid by the Company totaled $12.2 million, $11.2 million and $3.3 million in 1995, 1996 and 1997, respectively.

         The reconciliation of income tax expense (benefit) for the fiscal years ended March 31, attributable to continuing operations computed at the U.S. federal statutory tax rate of 35%, to income tax expense (benefit) is as follows (in thousands):

                                                                            1995            1996             1997
                                                                            ----            ----             ----
Income tax (at 35% of pretax income or loss)                              $10,554          $   (43)         $3,742
Tax-exempt investment income                                                 (673)          (1,067)         (1,245)
Non taxable/deductible (income) expenses                                      579               32             404
Intangibles amortization                                                       --              177             539
State income taxes                                                           (600)             495             263
Other items, net                                                            1,130              (99)             14
                                                                          -------          -------          ------
Provision (credit) for federal income tax
  expense (benefit)                                                       $10,990          $  (505)         $3,717
                                                                          =======          =======          ======


7.  LOSSES AND LAE

         The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses. These estimates are subject to the effects of trends in loss severity and frequency. Although some variability is inherent in such estimates, management believes that the reserves for losses and LAE are adequate. The estimates are reviewed annually by independent consulting actuaries and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations.

         The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE for fiscal years ended March 31, 1995, 1996 and 1997:

                                                                                   YEAR ENDED MARCH 31,
                                                                                   --------------------
                                                                            1995            1996             1997
                                                                            ----            ----             ----
                                                                                       (IN THOUSANDS)
Net reserves for losses and LAE at beginning
  of period                                                                $274,102       $259,085         $277,995
Less: Recoverable from Florida SDTF(1)                                       (9,929)       (15,879)         (20,060)
                                                                           --------       --------         --------
Net reserves for losses and LAE less SDTF
  recoverable asset at beginning of year                                    264,173        243,206          257,935
Add provision for claims occurring in:
  The current year                                                           94,520         84,058           69,014
  Prior years                                                               (25,404)        10,786           (3,862)
                                                                           --------       --------         --------
Incurred losses during the current year                                      69,116         94,844           65,152
Deduct payments for claims occurring in:
  The current year                                                           16,857         15,432           14,131
  Prior years                                                                73,226         64,683           60,265
                                                                           --------       --------         --------
Claim payments during the current year                                       90,083         80,115           74,396
Net reserves for losses and LAE less SDTF
  recoverable asset at end of period                                        243,206        257,935          248,691
Add:  Recoverable from Florida SDTF(1)                                       15,879         20,060           20,979
                                                                           --------       --------         --------
Net reserves for losses and LAE at end of
  period                                                                    259,085        277,995          269,670
Add: Reinsurance recoverables (exclusive of
  recoverables on paid losses)                                              108,306        109,637           89,074
                                                                           --------       --------         --------
Gross reserves for losses and LAE at end of
  period (GAAP basis)                                                      $367,391       $387,632         $358,744
                                                                           ========       ========         ========

(1) The change in the SDTF Recoverable asset is included in incurred losses in the Statement of Income.

         The foregoing reconciliation shows that a $25.4 million reserve redundancy emerged during the fiscal year ended March 31, 1995. This amount represents the release of certain loss reserves previously carried which were determined, based on comparisons to actuarially projected amounts, to be redundant. The foregoing reconciliation shows that a $10.8 million reserve strengthening in the March 31, 1995 reserve emerged during the fiscal year ended March 31, 1996. The increased losses and LAE expense resulted principally from settling case reserves established in prior years for more than previously anticipated.

         The foregoing reconciliation also shows that a $3.9 million reserve redundancy emerged during the fiscal year ended March 31, 1997. This amount represents the release of certain loss reserves previously carried which were determined, based on comparisons to actuarially projected amounts, to be redundant. The increased losses and LAE expense resulted principally from settling case reserves established in prior years for more than previously anticipated.

         Statutory basis loss reserves were determined using paid loss data net of historic SDTF recoveries; GAAP basis loss reserves were determined using paid loss data gross of SDTF recoveries. This adjustment increased loss reserves by $24.8 million, $31.4 million and $26.0 million at March 31, 1995, 1996 and 1997, respectively, and increased reinsurance recoverables by $10.3 million, $11.8 million and $5.7 million at March 31, 1995, 1996 and 1997, respectively. In addition ESIF has recorded, as an asset, amounts recoverable from the SDTF based upon ESIF's historical collection experience and the amount of claims identified as subject to SDTF recovery. The recoverable amount recorded at March 31, 1995, 1996 and 1997 was $15.9 million, $20.1 million and $21.0 million, respectively. In order to quantify the amounts recoverable from the SDTF, ESIF reviews its claims that have been identified as subject to SDTF recovery considering ESIF's historical recovery experience on claims submitted to the SDTF. In addition, ESIF estimates the amount of claims it expects to recover over the next four years based on actual collection experience for the most recent two years, and discounts the expected recoveries using an appropriate interest rate. The amounts reflected as recoverables from the SDTF were based on the discounted expected collection amounts rather than on the total claims identified as subject to SDTF recovery.

         The SDTF reinsurance recoverable results from calculating such recoverables using loss and LAE reserves computed using paid losses gross of SDTF recoveries and in consideration of expected recoveries from SDTF. Certain of the claims used in the determination of the SDTF recoverable are of an amount which will pierce reinsurance layers. The Company will pursue recovery of such claims under the provisions of its reinsurance agreements. Subsequently, as the Company remits the claims to the SDTF, and ultimately collects these claims from SDTF, the Company will remit to the reinsurers their portion of the SDTF recoveries. The aggregate recoverable from SDTF asset and the SDTF related reinsurance recoverable, which approximates the amount of the increase in loss reserves resulting from determining the GAAP basis loss reserves using paid loss data gross of SDTF recoveries, represents managements best estimate of the aggregate amounts that will be recovered.

         LAE assumed in the acquisition of SHC represents unallocated LAE reserves established by ESIF that were, prior to the acquisition, accrued by SHC under the administrator's contract between ESIF and SHC.

8.  ACCRUED RETROSPECTIVE PREMIUMS

         The Company offers several types of retrospectively rated policies yet for each, the ultimate premium is determined by the insured's loss experience. This determined premium, upon comparison with premiums previously collected from the insured, generally results in additional accrued premium or a premium refund to be recognized. Accrued retrospectively rated premiums and refunds, including those relating to bulk incurred but not reported losses, have been determined by individual policyholder accounts. Included as premiums receivable in the accompanying balance sheets are accrued retrospective premiums, net of accrued retrospective premium refunds, of $26.9 million and $11.7 million as of March 31, 1996 and 1997, respectively.

9.  EQUITY

         ESIF and its insurance subsidiaries, subsequent to the conversion to a stock property and casualty company, has legal restrictions as to the transfer of funds in the form of dividends, loans, and advances. These restrictions, determined in accordance with statutory reporting practices, generally limit the payment of dividends to amounts based upon statutory equity or profits and limit the amount of certain investments to specified percentages of statutory admitted assets. At March 31, 1997, under regulations applicable to stock property and casualty insurance companies, $2.2 million of ESIF's statutory net assets of $21.7 million could be transferred from the insurance entities subject to regulatory approval.

         Equity and net income as determined in accordance with statutory accounting practices for self-insurance funds are as follows:

                                          FOR THE       STATUTORY
                        STATUTORY        YEAR ENDED     NET INCOME
         MARCH 31,        EQUITY         MARCH 31,        (LOSS)
         ---------      ---------        ----------     ----------
              (IN THOUSANDS)                  (IN THOUSANDS)
         1996            $16,373           1995          $22,286
         1997            $21,759           1996          $(4,660)
                                           1997          $ 9,036

         As a self-insurance fund, ESIF recorded for statutory reporting an asset of $47.3 million and $44.4 million at March 31, 1996 and 1997, respectively, representing future investment income determined by discounting loss and LAE reserves at a statutory prescribed rate. Upon conversion to a stock property and casualty insurer, ESIF is permitted to record discounts only on the indemnity portion of permanent disability cases. The amount of such discount is estimated at $4.7 million and $4.4 million at March 31, 1996 and March 31, 1997, respectively. Upon conversion, ESIF has utilized proceeds of a public offering to meet statutory basis capital and equity requirements for a stock property and casualty company.

         In order to improve the regulation of insurer solvency, the National Association of Insurance Commissioners ("NAIC") issued a model law to implement risk-based capital ("RBC") requirements for property and casualty insurance companies, which are designed to assess capital adequacy and to raise the level of protection that statutory equity provides for policyholder obligations. The RBC formula for property and casualty insurance companies measures these major areas of risk facing property and casualty insurers: (i) underwriting, which encompasses the risk of adverse loss development and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) declines in asset values arising from investment risks. Pursuant to the model law, insurers having less statutory equity than required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. Florida, ESIF's state of domicile, has yet to adopt the provisions of the RBC model law. Upon completion of the conversion and recapitalization, the insurance subsidiaries intend to maintain statutory basis equity in excess of the amount required by Florida law.

10.  COMMITMENTS AND CONTINGENCIES

         The Company leases office facilities and automobiles under noncancellable operating leases which expire at various dates through the year 2001. These leases generally contain renewal options and escalation clauses based on increases in lessors' operating expenses and other charges. The Company anticipates that most leases will be renewed or replaced upon expiration.

         Future minimum annual payments at March 31, 1997 for all noncancellable leases are (in thousands):

         Year Ending March 31:
           1998                                                                                       $1,691
           1999                                                                                        1,599
           2000                                                                                        1,296
           2001                                                                                          116
                                                                                                      ------
         Total minimum future lease payments                                                           4,702
         Income from subleases                                                                          (117)
                                                                                                      ------
         Net minimum future lease payments                                                            $4,585
                                                                                                      ======

         In excess of 80% of the future lease commitments relates to rented office facilities from certain trustees of ESIF.

         Rental expense for the fiscal year ended March 31, 1997 for operating leases totaled $1.7 million.

         The Company, in the normal course of business, is named as a defendant in various legal actions arising principally from claims made under insurance policies and contracts. Those actions are considered by the Company in estimating the loss and LAE reserves. The Company's management believes that the resolution of those actions will not have a material effect on the Company's financial position or results of operations.

11.  CHANGE IN ACCOUNTING ESTIMATE

         During the fiscal year ended March 31, 1996, ESIF refined its method of estimating accrued retrospective premiums. Prior to that fiscal year, ESIF estimated the accrued retrospective premiums using aggregate premium and loss data. The estimation methodology was revised in 1996 such that individual member premium and loss data was utilized in the calculation. The refinement to using more detailed data to perform the estimation was implemented by management in order to more accurately estimate the accrued retrospective premium amounts. This change decreased the accrued retrospective premium asset and equity at March 31, 1996 by approximately $9.3 million and $6.0 million, respectively, and decreased operations results for the fiscal year ended March 31, 1997 by approximately $6.0 million.

12.  SDTF

         The State of Florida maintains the SDTF for the purpose of providing benefits to workers who have a pre-existing condition and incur a second or subsequent injury. The SDTF is funded through annual assessments against workers' compensation insurers which are based on a percentage of gross workers' compensation premiums written.

         The SDTF has not charged adequate assessments to actuarially fund its claims liability. In 1996, the Florida legislature reauthorized the SDTF for four years; however, in the future, the Florida legislature may impose greater assessments on insurance carriers, such as ESIF, to satisfy pending claims. Changes in the SDTF's operations which decrease the availability of recoveries from the SDTF, or increase the SDTF assessments payable by ESIF, or changes in regulations which further limit ESIF's ability to reduce statutory basis loss reserves for a portion of SDTF future recoverable amounts, may have a material adverse effect on ESIF's business, financial condition or results of operations. Discontinuance of the SDTF could have either a favorable or unfavorable effect on ESIF depending on the relation of the amount of assessments by SDTF to the amount of recoveries from SDTF. If the SDTF is discontinued, ESIF believes that the existing reimbursement obligations of the SDTF would become general obligations of the State of Florida, although there is no assurance that a reviewing court would adopt that view. The SDTF has made no acknowledgment with regard to the enforceability of its reimbursement obligations to insurers such as ESIF.

         The SDTF recently underwent legislative review. Under a recent enactment of the Florida legislature, the SDTF law has been amended so that claims arising from accidents occurring on or after January 1, 1998 will not be accepted for reimbursement by the SDTF. The bill states the SDTF will be liable for reimbursement for subsequent injuries that occur prior to January 1, 1998 and that assessments are to continue for funding purposes.

         Loss and LAE reserves included in the accompanying financial statements are presented gross of future SDTF recoveries and have been determined using historical loss data which excludes SDTF recoveries.

         ESIF has recorded an SDTF recoverable of $20.1 million and $21.0 million at March 31, 1996 and 1997, respectively, for the estimated amounts expected to be received from the SDTF. The estimated amount of recoveries, which is management's best estimate of the amount that will be recovered, was based on claims identified as subject to SDTF recovery as well as ESIF's recovery experience.

         Amounts recovered from SDTF for the fiscal years ended March 31, 1995, 1996 and 1997 were $5.7 million, $5.6 million and $7.5 million, respectively. Assessments paid by ESIF to the SDTF were $4.7 million, $5.6 million and $5.1 million for the fiscal years ended March 31, 1995, 1996 and 1997, respectively.

         ESIF records assessments from SDTF as premiums are written.

13.  ACQUISITION OF SHC

         On January 16, 1996, ESIF purchased all of the outstanding capital stock of SHC. The purchase price consisted of $26.0 million paid in cash by ESIF, $11.5 million in cash distributed by SHC, and $44.0 million of debt incurred by SHC (see Note 14). SHC is a third party administrator which provides insurance related services (including marketing, policy issuance and servicing, claims processing and administration, loss control, brokerage, audits, financial and data processing services and risk management services) to ESIF, four other self-insurance funds and a property and casualty insurance company. The acquisition was accounted for using the purchase method, and the results of operations of SHC are included in the consolidated statement of operations from the date of acquisition.

         The following unaudited pro forma information presents the consolidated results of operations of ESIF and SHC as if the acquisition had been effective at April 1, 1995, after giving effect to adjustments to reflect the acquisition. This information is intended for informational purposes only and may not be indicative of future results of operations:

                                                                                                YEAR ENDED
                                                                                              MARCH 31, 1996
                                                                                              --------------
                                                                                              (IN THOUSANDS)
Total revenues                                                                                     $169,178
Income before income tax expense                                                                      3,330
Net income                                                                                            2,496

         To comply with requirements of the Florida DOI, SHC's chairman has personally indemnified ESIF up to a maximum of $5.0 million for certain loss, injury or damage to ESIF which may result from the acquisition of SHC. Such indemnification will expire on the earlier of January 11, 2001 or on the date upon which the bank debt, incurred in the acquisition, is retired.

14.  NOTES PAYABLE

         In connection with the purchase of SHC by ESIF, SHC utilized a bank term loan and procured a revolving bank credit facility. On the date of the conversion, May 28, 1997, the Company and First Union National Bank of North Carolina entered into a new credit agreement pursuant to which, upon consummation of the conversion, the then-existing debt was restructured. Under this new credit facility, the term loan is $32.7 million, the revolving line of credit is $5.0 million with no balance outstanding as of March 31, 1997, and the interest rate applicable to the entire debt package is initially at prime plus 1%. Scheduled quarterly payments of the term loan, including related interest, began on September 30, 1996.

         Maturities for the term loan and reductions in the availability of the revolving credit facility are as follows:

                                                                                                 REDUCTION IN THE
                                                                                                 AVAILABILITY OF
                                                                            TERM                  THE REVOLVING
                                                                            LOAN                 CREDIT FACILITY
                                                                            ----                 ---------------
                                                                                     (IN THOUSANDS)
         Years Ending March 31:
           1998                                                                2,875                         --
           1999                                                                5,200                         --
           2000                                                                6,000                         --
           2001                                                                8,300                      1,500
         Thereafter                                                           10,300                      3,500
                                                                             -------                     ------
                                                                             $32,675                     $5,000
                                                                             =======                     ======

         As collateral for the debt, SHC pledged the issued and outstanding stock of SCI and three other wholly owned subsidiaries, Bridgefield Casualty Insurance Company, Meritec Solutions, Inc. and Carolina Summit Healthcare, Inc. The credit agreement contains certain covenants which require that certain financial ratios and/or levels be maintained by SHC and its insurance subsidiary, Bridgefield Casualty. Among these covenants are the following: operating leverage, fixed charge coverage ratio, minimum stockholder equity and risk based capital for the insurance subsidiary.

         In addition, the credit agreement places certain operational restrictions on SHC.

15.  EMPLOYEE BENEFIT PLANS

         The Company's subsidiary, SCI, has a deferred savings and profit-sharing plan (the "401(k)") covering substantially all employees of SHC. Under the 401(k), SCI makes contributions equal to 75% of the participant's contributions, not to exceed 6% of the participant's annual compensation.
SCI's contributions to the 401(k) totaled $0.38 million for the year.

16.  FAIR VALUES OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         _ Cash and cash equivalents, short-term investments: The carrying amounts reported in the balance sheets for these instruments approximate fair values.

         _ Investment securities: Fair values for debt and equity security investments are based on quoted market prices.

         _ Premiums and accounts receivable: The carrying amounts of the Company's receivables approximate fair values.

         _ Notes payable: SHC has $32.675 million of notes payable at March 31, 1997 that approximates its fair value.

         The Company's fair value of reinsurance recoverable approximates its carrying value for March 31, 1996 and 1997, respectively, as summarized below:

                                                              MARCH 31, 1996                  MARCH 31, 1997
                                                              --------------                  --------------
                                                         CARRYING           FAIR           CARRYING           FAIR
                                                          AMOUNT           VALUE            AMOUNT           VALUE
                                                          ------           -----            ------           -----
                                                                               (IN THOUSANDS)
Reinsurance recoverable                                  $111,519           $111,519          $94,009          $94,009

17.  DISCONTINUED OPERATIONS

         Effective July 31, 1996, the Company decided to discontinue its computer software development operation. As of December 31, 1996 all assets have been disposed and the Company has recognized an after tax loss of approximately $1.2 million on the disposition of this operation (including estimated operating losses to the disposition date).

         The operating results of the computer software development subsidiary for the period until disposition were as follows (in thousands):

         Revenue                                        $    660
         Expenses                                          2,012
                                                        --------
         Loss before income taxes                       $ (1,353)
         Income tax (benefit)                               (460)
                                                        --------
         Net loss                                       $   (892)
                                                        ========

18.  DISPOSITION

         Effective July 31, 1996, the Company decided to terminate its efforts to develop a healthcare subsidiary in North Carolina. This start up effort was initiated by SHC prior to the acquisition of SHC by ESIF. The disposition of this subsidiary by a sale of its stock was completed during the second quarter of 1997.

         The operating results for the healthcare subsidiary for the year ended March 31, 1997 were as follows (in thousands):

         Revenue                                           $ 114
         Expenses                                            701
                                                           -----
         Loss before income taxes                           (587)
         Income tax benefit                                 (200)
                                                           -----
         Net loss                                          $(387)
                                                           =====


19.  SEGMENT INFORMATION

         The operations of ESIF, prior to the January 1996 acquisition of SHC, were solely in the workers' compensation insurance industry segment.
Subsequent to the acquisition of SHC, ESIF also operates in the insurance administration segment. Financial information by industry segment for revenues, income before income taxes, and identifiable assets are summarized as follows:

                                                                   WORKERS'
                                                                 COMPENSATION         INSURANCE        INTERCOMPANY
                                                 TOTAL            INSURANCE         ADMINISTRATION      ELIMINATION
                                                 -----            ---------         --------------      -----------
                                                                          (IN THOUSANDS)
Year Ended March 31, 1995
  Revenues                                      $140,815             $140,815                --                  --
  Income before income taxes                    $ 30,154             $ 30,154                --                  --
  Identifiable assets                           $425,206             $425,206                --                  --
Year Ended March 31, 1996
  Revenues                                      $140,328             $132,393           $15,051            $ (7,116)
  Income (loss) from
    continuing operations
    before income taxes                         $   (123)            $ (1,559)          $ 1,436                  --
  Identifiable assets                           $491,844             $401,679           $90,165                  --
Year Ended March 31, 1997
  Revenues                                      $144,773             $110,733           $55,935            $(21,895)
  Income (loss) from
    continuing operations
    before income taxes                         $ 10,692             $ 11,387           $  (695)                 --
  Identifiable assets                           $447,617             $379,179           $68,438                  --

         Depreciation expense and capital expenditures are not considered material.

         The preceding financial information does not include the computer software operations which are presented as discontinued operations in the accompanying financial statements.

20.  RELATED PARTY TRANSACTIONS

         As more fully described in Note 10, the Company has entered into office premises lease agreements with certain Trustees of ESIF.

         As more fully described in Note 5, the Company has entered into reinsurance agreements with an insurance company in which a Trustee of ESIF has an ownership interest. Included as reinsurance recoverable in the accompanying balance sheets are recoverables from this insurance company in amounts of $10.3 million and $11.9 million as of March 31, 1996 and 1997, respectively.

         As more fully described in Note 13, to comply with requirements of the Florida DOI, SHC's president and chief executive officer has personally indemnified ESIF up to a maximum of $5.0 million for certain loss, injury, or damage to ESIF, if any, which may result from the acquisition of SHC.

         Entities in which SHC's president and chief executive officer held ownership interests have provided certain transportation related services to SHC. Fees paid by SHC to these entities aggregate approximately $0.4 million and $0.03 million for the years ended March 31, 1996 and 1997, respectively.

         SHC's president and chief executive officer is also a member of the Board of Directors of Florida Retail Federation (the "Association"), which is the sponsoring trade association for Florida Retail Federation Self Insurers Fund ("FRF"), one of the group self-insurance funds administered by SHC. The Association, as the fund sponsor, is entitled to a fee equal to 1% of FRF's premiums earned in each year, and SHC is obligated to pay such fee out of the administrative fee it receives from FRF. During the fiscal years ended March 31, 1995, 1996 and 1997, SHC paid approximately $1.0 million, $0.9 million and $0.6 million to the Association for such fees. During the years ended March 31, 1995, 1996 and 1997, FRF paid to SHC fees for administrative services of approximately $30.5 million, $27.7 million and $24.5 million, respectively.

                     INDEX OF FINANCIAL STATEMENT SCHEDULES

                                                                                                          PAGE
                                                                                                          ----
Schedule I - Summary of Investments.....................................................                   S-2

Schedule IV - Reinsurance...............................................................                   S-3

Schedule VI - Supplemental Information Concerning Insurance Operations..................                   S-4

                         SUMMIT HOLDING SOUTHEAST, INC.
                                AND SUBSIDIARIES

                      SCHEDULE I -- SUMMARY OF INVESTMENTS

COLUMN A                                                     COLUMN B   COLUMN C      COLUMN D
--------                                                     --------   --------    -------------
                                                                                      AMOUNT AT
                                                                                     WHICH SHOWN
                                                                          FAIR         IN THE
TYPE OF INVESTMENT                                             COST      VALUE      BALANCE SHEET
------------------                                           --------   --------    -------------
                                                                      (in thousands)
                                         MARCH 31, 1996
Securities available-for-sale:
  Fixed maturities:
     U.S. Government and other
       U.S. government agencies............................  $ 71,975   $ 71,633      $ 71,633
     States, municipalities and political subdivisions.....    68,697     69,361        69,361
     Corporate obligations.................................    37,258     37,824        37,824
                                                             --------   --------      --------
          Total fixed maturities...........................   177,930    178,818       178,818
                                                             --------   --------      --------
Equity securities:
  Common stocks:
     Public utilities......................................       141        153           153
     Banks, trusts and insurance companies.................       579        607           607
     Industrial and miscellaneous..........................     8,856     10,335        10,335
                                                             --------   --------      --------
          Total common stocks..............................     9,576     11,095        11,095
  Non redeemable preferred stock...........................     3,167      3,156         3,156
                                                             --------   --------      --------
          Total equity securities..........................    12,743     14,251        14,251
                                                             --------   --------      --------
Short-term investments.....................................    19,770     19,770        19,770
                                                             --------   --------      --------
          Total investments................................  $210,443   $212,839      $212,839
                                                             ========   ========      ========
                                         MARCH 31, 1997
Securities available-for-sale:
  Fixed maturities:
     U.S. Government and other
       U.S. government agencies............................  $ 56,265   $ 55,246      $ 55,246
     States, municipalities and political subdivisions.....    83,455     83,317        83,317
     Corporate obligations.................................    41,861     41,512        41,512
                                                             --------   --------      --------
          Total fixed maturities...........................   181,581    180,075       180,075
                                                             --------   --------      --------
Equity securities:
  Common stocks:
     Public utilities......................................       499        498           498
     Banks, trusts and insurance companies.................       737        873           873
     Industrial and miscellaneous..........................    10,281     12,368        12,368
                                                             --------   --------      --------
          Total common stocks..............................    11,517     13,739        13,739
  Non redeemable preferred stock...........................     4,452      4,547         4,547
                                                             --------   --------      --------
          Total equity securities..........................    15,969     18,286        18,286
                                                             --------   --------      --------
Short-term investments.....................................    14,733     14,733        14,733
                                                             --------   --------      --------
          Total investments................................  $212,283   $213,094      $213,094
                                                             ========   ========      ========

                         SUMMIT HOLDING SOUTHEAST, INC.
                                AND SUBSIDIARIES

                           SCHEDULE IV -- REINSURANCE
                             (DOLLARS IN THOUSANDS)

COLUMN A                           COLUMN B   COLUMN C     COLUMN D    COLUMN E    COLUMN F
--------                           --------   ---------    ---------   --------    --------
                                                            ASSUMED                  % OF
                                              CODED TO       FROM                   AMOUNT
                                                OTHER        OTHER                 ASSUMED
DESCRIPTION                         DIRECT    COMPANIES    COMPANIES     NET        TO NET
-----------                        --------   ---------    ---------   --------    --------
Year ended March 31, 1995:
  Premiums -- Workers'
     Compensation................  $135,033    $6,544         $0       $128,489        0%

Year ended March 31, 1996:
  Premiums -- Workers'
     Compensation................  $119,028    $4,135         $0       $114,893        0%

Year ended March 31, 1997:
  Premiums -- Workers'
     Compensation................  $105,044    $7,723         $0       $ 97,321        0%

                         SUMMIT HOLDING SOUTHEAST, INC.
                                AND SUBSIDIARIES

    SCHEDULE VI -- SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS
                                 (IN THOUSANDS)

COLUMN A                           COLUMN B      COLUMN C     COLUMN D    COLUMN E     COLUMN F     COLUMN G
--------                          -----------   ----------    ---------   --------    ----------   ----------
                                                 RESERVES
                                                FOR UNPAID
                                   DEFERRED     CLAIMS AND
                                    POLICY        CLAIM       DISCOUNT                                NET
                                  ACQUISITION   SETTLEMENT    DEDUCTED    UNEARNED    NET EARNED   INVESTMENT
SEGMENT                              COSTS       EXPENSES     IN COL. C   PREMIUMS     PREMIUMS      INCOME
-------                           -----------   ----------    ---------   --------    ----------   ----------
Year ended March 31, 1995:
  Workers' Compensation
    Insurance...................      $0         $367,391       $4,875       $0        $128,489     $12,205
Year ended March 31, 1996:
  Workers' Compensation
    Insurance...................      $0         $387,632       $4,668       $1,042    $114,893     $13,209
Year ended March 31, 1997:
  Workers' Compensation
    Insurance...................      $0         $358,744       $4,367       $5,794    $ 97,321     $12,770

COLUMN A                               COLUMN H           COLUMN I      COLUMN J    COLUMN K
--------                          -------------------   ------------   ----------   --------
                                    CLAIMS & CLAIMS                       NET
                                  SETTLEMENT EXPENSES   AMORTIZATION      PAID
                                  INCURRED RELATED TO   OF DEFERRED     CLAIMS &
                                  -------------------      POLICY        CLAIMS       NET
                                  CURRENT     PRIOR     ACQUISITION    SETTLEMENT   PREMIUMS
SEGMENT                            YEAR       YEARS        COSTS        EXPENSES    WRITTEN
-------                           -------    --------   ------------   ----------   --------
Year ended March 31, 1995:
  Workers' Compensation
    Insurance...................  $94,520    $(25,404)    $10,078       $90,083     $144,427
Year ended March 31, 1996:
  Workers' Compensation
    Insurance...................  $84,058    $ 10,786     $ 9,707       $80,115     $121,296
Year ended March 31, 1997:
  Workers' Compensation
    Insurance...................  $69,014    $ (3,862)    $ 9,655       $74,396     $117,043

                         SUMMIT HOLDING SOUTHEAST, INC.

                                INDEX OF EXHIBITS

         The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parenthesis.

EXHIBIT NO.                                           DESCRIPTION                                           PAGE
-----------                                           -----------                                           ----
2.1      Amended Plan of Conversion and Recapitalization of Employers Self
         Insurers Fund. (Exhibit 2.1 of Registration Statement on Form S-1 (File
         No. 333-16499).

2.2      Recapitalization Agreement between Summit and Employers Self Insurers
         Fund. (Exhibit 2.2 of Registration Statement on Form S-1 (File No.
         333-16499).

2.3 Order of the Florida DOI approving the Plan of Conversion. (Exhibit 2.3 of Registration Statement on Form S-1 (File No. 333-16499).

3.1      Articles of Incorporation of Summit. (Exhibit 3.1 of Registration
         Statement on Form S-1 (File No. 333-16499).

3.2      Bylaws of Summit. (Exhibit 3.2 of Registration Statement on Form S-1
         (File No. 333-16499).

3.3      Form of Certificate of Designation, Preferences and Rights of Series A
         Preferred Stock of Summit. (Exhibit 3.3 of Registration Statement on
         Form S-1 (File No. 333-16499).

4.1 Specimen Stock Certificate of the Common Stock of Summit. (Exhibit 4.1 of Registration Statement on Form S-1 (File No. 333-16499).

4.2      Specimen Stock Certificate of the Series A Preferred Stock of Summit.
         (Exhibit 4.2 of Registration Statement on Form S-1 (File No.
         333-16499).

10.1 Employment Agreement between Summit and William B. Bull - filed herewith.

10.2 Employment Agreement between Summit and Russell L. Wall - filed herewith.

10.3 Credit Agreement dated May 28, 1997 among Summit, the Lenders named therein and First Union National Bank of North Carolina, as Agent.
         (Incorporated by reference to Exhibit 10.1 of Current Report on Form
         8-K (Date of Report: May 21, 1997)).

10.4     Summit 1996 Long-Term Incentive Plan. (Exhibit 10.4 of Registration
         Statement on Form S-1 (File No. 333-16499).

10.5     The Summit Consulting, Inc. Retirement Plan. (Exhibit 10.5 of
         Registration Statement on Form S-1 (File No. 333-16499).

10.6     Amendment No. 1 to The Summit Consulting, Inc. Retirement Plan.
         (Exhibit 10.6 of Registration Statement on Form S-1 (File No.
         333-16499).

10.7     Amendment No. 2 to The Summit Consulting, Inc. Retirement Plan.
         (Exhibit 10.7 of Registration Statement on Form S-1 (File No.
         333-16499).

10.8 Third Amendment to The Summit Consulting, Inc. Retirement Plan - filed herewith.

10.9 Florida Retail Federation Self Insurers Fund Administrator's Contract, with Assignment and Addendum. (Exhibit 10.8 of Registration Statement on Form S-1 (File No. 333-16499).

10.10    Louisiana Employers Safety Association Self Insurers Fund
         Administrator's Contract, with Addendum. (Exhibit 10.9 of Registration
         Statement on Form S-1 (File No. 333-16499).

10.11    Louisiana Retailers Association Self Insurers Fund Administrator's
         Contract, with Addendum. (Exhibit 10.10 of Registration Statement on
         Form S-1 (File No. 333-16499).

10.12    Kentucky Retail Federation Self Insurers Fund Administrator's Contract.
         (Exhibit 10.11 of Registration Statement on Form S-1 (File No.
         333-16499).

16.1     Letter from Brinton & Mendez relating to change in accountants.
         (Exhibit 16.1 of Registration Statement on Form S-1 (File No.
         333-16499).

27.1     Financial Data Schedule - (for SEC use only).