Form 10-Q
period 1997-06-30
SUMMIT HOLDING SOUTHEAST INC
filed 1997-08-14
CIK 1027287

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      THE SECURITIES EXCHANGE ACT OF 1934
    for the transition period from __________ to ____________

Commission file number 0-21933

                        SUMMIT HOLDING SOUTHEAST, INC.
            (Exact name of registrant as specified in its charter)

        Florida                                       59-3409855
(State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)

                 2310 A-Z Park Road, Lakeland, Florida 33801
             (Address of prinicipal executive offices) (Zip Code)

Registrant's telephone number, including area code:  941-665-6060

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---   ---

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the last practicable date.

          Class                                  Outstanding at July 31, 1997
--------------------------------                 ----------------------------
  Common Stock, $0.01 Par Value                         5,791,100

                         SUMMIT HOLDING SOUTHEAST, INC.
                                AND SUBSIDIARIES


                                  FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997
                      -----------------------------------
                              Table of Contents

                                                                            PAGE
                                                                            ----

PART I.          FINANCIAL INFORMATION                                       1

  Item 1.        Condensed Consolidated Financial Statements                 1

                 Condensed Consolidated Balance Sheets as of June 30, 1997
                 and March 31, 1997                                          1

                 Condensed Consolidated Statements of Income for the three
                 months ended June 30, 1997 and 1996                         2

                 Condensed Consolidated Statements of Cash Flows for the
                 three months ended June 30, 1997 and 1996                   3

                 Notes to Condensed Consolidated Financial Statements        4

  Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         6

  Item 3.        Quantitative and Qualitative Disclosures About Market Risk  6


PART II.         OTHER INFORMATION                                           6

  Item 4.        Submission of Matters to a Vote of Security Holders         7

  Item 6.        Exhibits and Reports on Form 8-K                            7



SIGNATURES


INDEX TO EXHIBITS

                       PART 1 - FINANCIAL INFORMATION

ITEM 1.          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SUMMIT HOLDING SOUTHEAST, INC.
                              AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

              (In thousands, except shares and per share amounts)

                                                                                       (UNAUDITED)       (AUDITED)
                                                                                        JUNE 30,         MARCH 31,
                                                                                          1997             1997
                                                                                          ----             ----

                                     ASSETS

Investments:
  Fixed maturities                                                                     $  223,544        $ 180,075
  Equity securities                                                                        20,501           18,286
  Short-term investments                                                                   28,071           14,733
                                                                                       ----------        ---------
         Total investments                                                                272,116          213,094
Cash and cash equivalents                                                                   7,049            3,578
Premiums receivable (net of $2,562 and $2,566
      allowance for doubtful accounts, respectively)                                       42,287           42,397
Reinsurance recoverable                                                                    88,194           94,087
Recoverable from Florida Special Disability Trust Fund                                     20,979           20,979
Accrued investment income                                                                   3,525            3,129
Property and equipment, net                                                                 1,392            1,452
Goodwill, net                                                                              44,182           44,651
Other intangible assets, net                                                               10,548           11,078
Deferred income taxes                                                                      14,290           14,869
Other assets                                                                                6,859            8,694
                                                                                       ----------        ---------
         Total assets                                                                  $  511,421        $ 458,008
                                                                                       ==========        =========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Loss and loss adjustment expenses                                                    $  348,260        $ 358,744
  Note payable                                                                             31,900           32,675
  Unearned premiums                                                                        16,645            5,794
  Other policyholders' funds                                                               11,837           16,786
  Accounts payable and accrued expenses                                                     7,395           13,093
  Deferred revenue                                                                          4,053            3,915
  Federal income taxes payable                                                              2,594              585
                                                                                       ----------        ---------
         Total liabilities                                                                422,684          431,592
                                                                                       ----------        ---------

Shareholders' Equity:
  Series A, 4% cumulative preferred stock, $10.00 par;
      5,000,000 shares authorized; 1,639,701 shares issued and outstanding                 16,397                -
  Common stock, $.01 par; 20,000,000 shares authorized;
      5,791,100 shares issued and outstanding                                                  58                -
  Additional paid-in capital                                                               57,714                -
  Retained earnings                                                                        12,042           25,899
  Net unrealized appreciation of available-for-sale
       securities, less applicable deferred income taxes                                    2,526              517
                                                                                       ----------        ---------
         Total shareholders' equity                                                        88,737           26,416
                                                                                       ----------        ---------

         Total liabilities and shareholders' equity                                    $  511,421        $ 458,008
                                                                                       ==========        =========


          See notes to condensed consolidated financial statements.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                     (In thousands, except per share data)

                                                                                THREE MONTHS ENDED JUNE 30,
                                                                                ---------------------------
                                                                                 1997              1996
                                                                                 ----              ----
REVENUE
  Premiums earned                                                               $ 4,683            $24,790
  Net investment income                                                           3,394              3,158
  Net realized investment gains (losses)                                            878                (66)
  Administrative fees                                                             8,154              9,123
  Other income                                                                      116                104
                                                                                -------            -------
         Total revenue                                                           17,225             37,109

LOSSES AND EXPENSES
  Losses and loss adjustment expenses                                             4,023             17,504
  Other underwriting, general and administrative expenses                         7,312             14,612
  Amortization and depreciation                                                   1,149              1,629
  Interest expense                                                                  749                936
                                                                                -------            -------
         Total losses and expenses                                               13,233             34,681
                                                                                -------            -------

Income from continuing operations before income taxes                             3,992              2,428
Income tax expense                                                                1,453              1,154
                                                                                -------            -------
Income from continuing operations                                                 2,539              1,274


Loss from discontinued operations (net of
 income tax benefit of $130)                                                         --                252
                                                                                -------            -------
NET INCOME                                                                      $ 2,539            $ 1,022
                                                                                =======            =======
Earnings per common share                                                       $  0.46
                                                                                -------
Weighted average number of common shares outstanding                              5,405
                                                                                =======


          See notes to condensed consolidated financial statements.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                (In thousands)

                                                                                THREE MONTHS ENDED JUNE 30,
                                                                                ---------------------------

                                                                                   1997              1996
                                                                                   ----              ----
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES                          $    1,503        $   (6,904)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities ....................................           (87,468)          (25,440)
Disposal and maturity of investment securities.........................            32,439            32,920
                                                                               ----------        ----------
Net cash (used in) provided by investing activities....................           (55,029)            7,480

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of capital stock........................            57,772                --
Payments on note payable...............................................              (775)           (2,400)
                                                                               ----------        ----------
Net cash provided by (used in) financing activities....................            56,997            (2,400)
                                                                               ----------        ----------
Net increase (decrease) in cash and cash equivalents...................             3,471            (1,824)
Cash and cash equivalents at beginning of period.......................             3,578             7,427
                                                                               ----------        ----------
Cash and cash equivalents at end of period.............................        $    7,049        $    5,603
                                                                               ==========        ==========

          See notes to condensed consolidated financial statements.

                         SUMMIT HOLDING SOUTHEAST, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997


NOTE 1 - BASIS OF PRESENTATION

ORGANIZATION

         Summit Holding Southeast, Inc. ("Summit") is the holding company for Bridgefield Employers Insurance Company ("Bridgefield"), the successor, as of May 28, 1997, to Employers Self Insurers Fund ("ESIF"), and for Summit Holding Corporation ("SHC"). On May 28, 1997, ESIF completed a conversion from a group self-insurance fund to a stock property and casualty insurance company. Concurrent with this conversion, ESIF's name was changed to Bridgefield, and the new holding company, Summit, issued (a) 1.64 million shares of its Series A preferred stock to the former policyholders or members of ESIF in exchange for the extinguishment of the membership interests of such policyholders in ESIF including the elimination of the assessability feature of the membership interests, and (b) 5.79 million shares of its common stock to subscribing former policyholders or members of ESIF, certain members of management, and the public in a subscription offering and subsequent public offerings. At the same time, and in connection with a recapitalization to simplify Summit's corporate structure, all of the capital stock of SHC, which had been owned by ESIF and one of its subsidiaries prior to the conversion, was acquired by Summit, and SHC also became a wholly owned subsidiary of Summit. Also, as part of the recapitalization, SHC's ownership of Bridgefield Casualty Insurance Company ("Bridgefield Casualty") was transferred to Bridgefield.

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

         The terms and details of these transactions, and the preferred stock and common stock issued by Summit in connection therewith, are more fully described in Summit's Registration Statement on Form S-1 (No. 333-16499).

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

         In the accompanying notes to condensed consolidated financial statements, the "Company" refers to Summit and its consolidated subsidiaries.

BASIS OF FINANCIAL REPORTING

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments and certain reclassifications) necessary for a fair presentation in the accompanying condensed consolidated financial statements have been made. The information included in this Form 10-Q should be read in conjunction with Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

         The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and notes thereto. Actual results may differ from these estimates, and interim results reflected in the accompanying financial statements are not necessarily indicative of results for a full year.

RECLASSIFICATIONS

         Certain amounts in the accompanying audited consolidated balance sheet as of March 31,1997 have been reclassified from that reported in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 in order to better conform with the presentation in the accompanying unaudited condensed consolidated balance sheet as of June 30, 1997.

NOTE 2 - REINSURANCE

         Effective April 1, 1997, Bridgefield entered into quota share reinsurance agreements, in addition to existing excess reinsurance agreements, with American Re-Insurance Company, St. Paul Fire and Marine Insurance, Constitution Reinsurance Corp., and Transatlantic Reinsurance Co. Accordingly, as of the beginning of the fiscal quarter ended June 30, 1997, Bridgefield ceded an aggregate of 75% of the net premiums on workers' compensation policies earned during such period, and the reinsurers, in their respective proportions, have assumed that same percentage of the risks under such policies.

         The ceding of 75% of the net premiums earned during the quarter ended June 30, 1997 has resulted in a reduction of premium revenue, along with loss and loss adjustment expenses, from that recognized in the corresponding period of the prior year. Also, the Company received a ceding commission relating to these quota share agreements, and such commission is recognized on an earned basis.

         These quota share agreements do not relieve Bridgefield from its liability under the workers' compensation policies it issues, but they do make the assuming reinsurers liable to Bridgefield for the reinsurance ceded. Therefore, the Company is subject to credit risk with respect to the obligations of its reinsurers involved in these and all other existing reinsurance agreements. Although each of the aforementioned quota share reinsurers are currently rated "A" or better by AM Best Company, any failure on the part of these reinsurers, as well as those involved in the Company's other existing reinsurance arrangements, could have a material adverse effect on the Company's business, financial condition, and results of operations.

NOTE 3 - NOTE PAYABLE

         On May 28, 1997, the date of ESIF's conversion, the Company entered into a new credit facility with a national banking association whereby the then-existing debt, consisting of a bank term loan and availability under a revolving credit agreement, was restructured. Under this new credit facility, the outstanding debt pertaining to the term loan was established at $32.7 million, and the maximum amount available for borrowings under the revolving line of credit was established at $5.0 million. Maturities of the term loan and the schedule of reductions in the amounts available under the revolving line of credit are set forth in Note 14 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997. The interest rate applicable to the entire debt package was initially established, and continues, at the prime lending rate plus 1% (9.5% at June 30, 1997).

         As of and for the quarter ended June 30, 1997, the Company remained current in its obligation under the term loan and had complied with the corresponding covenants described in Note 14 to the consolidated financial statements contained in the aforementioned Annual Report on Form 10-K. Also as of June 30, 1997, there were no borrowings against the revolving line of credit. As collateral for the debt, Summit has pledged all of the issued and outstanding stock of SHC and Bridgefield.



NOTE 4 - RESTRICTION ON RETAINED EARNINGS

         Of the Company's retained earnings as of June 30, 1997 reported in the corresponding accompanying condensed consolidated balance sheet, approximately $72,000 is restricted as such amount represents the aggregate value of the preferred stock preferences, including liquidation and unpaid cumulative dividend preferences, in excess of the stated value of preferred stock reported in such balance sheet.

NOTE 5 - EARNINGS PER SHARE

         Earnings per common share is based upon the weighted average number of common shares outstanding, for the period from the date of the completion of the offering through June 30, 1997, adjusted for the effect of the assumed exercise of stock options. The resulting weighted average common shares outstanding were considered to be outstanding for the three months ended June 30, 1997 for purposes of the earnings per share calculation. At March 31, 1997 and prior to ESIF's conversion from a group self-insurance fund to a stock property and casualty company, common shares were inapplicable to ESIF, as the predecessor of the Company.

NOTE 6 - CONTINGENCIES

         The Internal Revenue Service is currently conducting an audit. The Company's management cannot predict the results of the audit, and no assurance can be given that the results of the audit will not have a material adverse effect on the Company's business, financial condition, or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

    NET INCOME. Net income for the quarter ended June 30, 1997 was $2.5 million compared to $1.0 million for the corresponding period of the prior year. Excluding the minor effect of discontinued operations, income from operations before income taxes for the quarter ended June 30, 1997 increased $1.6 million, or 65%, from that of the prior year. Significant factors contributing to this increase in the Company's profits are as follows:

    REVENUE. The Company's revenue is generated principally from three sources: premiums earned on insurance policies written by the insurance subsidiaries, administration fees earned from the management of four unaffiliated self-insurance workers' compensation funds, and investment income generated by the Company's invested assets, including cash and cash equivalent balances.

For the quarter ended June 30, 1997, earned premiums declined $20.1 million from the quarter ended June 30, 1996. As is more fully explained in Note 2 to the accompanying condensed consolidated financial statements, approximately $18.4 million of this decline is attributable to the quota share reinsurance agreements entered into by Bridgefield effective April 1, 1997.

Another cause of the decline in earned premiums pertains to the Florida legislation regarding managed care workers' compensation. Prior to 1997, and as permitted by the Florida Department of Insurance (the "Florida DOI"), the Company offered a 10% premium credit to those insureds who voluntarily participated in an approved managed care workers' compensation arrangement. Effective January 1, 1997, the Florida legislation required all insured employers to participate in managed care workers' compensation arrangements and, consequently, eliminated the 10% premium credit. In response thereto, and based upon other rate-making factors, the Florida DOI ordered an 11.2% overall workers' compensation insurance rate reduction which applied to new and renewal policies written on and after January 1, 1997. This rate reduction and the simultaneous elimination of the premium credit had the effect of reducing renewal premiums by approximately 4.5%, and thereby resulted in a decline of earned premiums of approximately $1.2 million.

The remaining decline in earned premiums of $0.5 million resulted primarily from lost accounts representing the market's preference for non-assessable products, which ESIF was unable to offer prior to its conversion (see Note 1 to the accompanying condensed consolidated financial statements.) The Company is beginning to realize a primary benefit of ESIF's conversion, evidenced by a reduction in the pace of lost accounts for the quarter ended June 30, 1997 from that of the two previous fiscal years.

Management's primary business strategy for improving the Company's return on invested capital is to grow the Company's core workers' compensation business. Key aspects of the Company's post-conversion business strategy include: (i) continued use of both self-insurance and indemnity products; (ii) emphasis on profitable underwriting results; (iii) proactive implementation of managed care; (iv) leveraging of administrative service capabilities; and (v) emphasis on excellent customer service.

    ADMINISTRATIVE FEES. For the quarter ended June 30, 1997, administrative fees decreased by $1.0 million, or 11%, from that of the quarter ended June 30, 1996. This decline results from the premiums of the administrative subsidiaries' unaffiliated clients, upon which the Company's administrative fees are based, being adversely impacted by both the aforementioned 11.2% premium rate reduction and the competitive marketplace.

    NET INVESTMENT INCOME. Net investment income was $3.4 million for the quarter ended June 30, 1997. This was $0.2 million more than the corresponding quarter of the prior year.

    LOSS AND LOSS ADJUSTMENT EXPENSES. Loss and loss adjustment expenses for the three months ended June 30, 1997 declined by $13.5 million, or 77%, from that of the quarter ended June 30, 1996. Of this amount, $12.7 million is attributable to Bridgefield's quota share reinsurance agreements discussed in
Note 2 to the accompanying condensed consolidated financial statements.

    OTHER UNDERWRITING, GENERAL, AND ADMINISTRATIVE EXPENSES. For the quarter ended June 30, 1997, other underwriting, general and administrative expenses decreased $7.3 million from the same period of the prior year. As explained in
Note 2 to the accompanying condensed consolidated financial statements, Bridgefield received a ceding commission relating to the quota share reinsurance agreements entered into effective April 1, 1997. During the quarter ended June 30, 1997, Bridgefield earned and recognized $7.7 million of such commission, which was recorded as a reduction to other underwriting, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The insurance subsidiaries' primary sources of cash flows are from premiums earned, investment income and the proceeds from the sale or maturity of invested assets. Their primary cash requirements include the purchase of investment securities and the payment of claims, agent commissions, reinsurance premiums and management fees to the administrative subsidiaries. The administrative subsidiaries' primary source of cash flow is service fees generated from the insurance subsidiaries and other unaffiliated clients. The cash requirements of the administrative subsidiaries include primarily the payment of salaries, employee benefits, debt obligations and other operating expenses.

The Company's cash and cash equivalents of $7.1 million at June 30, 1997 increased $3.5 million from $3.6 million at March 31, 1997. During the three months ended June 30, 1997, cash of $1.5 million was provided by operations, and $57.8 million of net proceeds were generated through Summit's issuance of its common stock through the subscription and public offerings referenced in
Note 1 to the accompanying condensed consolidated financial statements. Of this amount, $55.0 million was used for net purchases of additional investments, and $0.8 million was used to fund the scheduled payments on the Company's note payable.

As further explained in Note 3 to the accompanying condensed consolidated financial statements, the Company has a revolving credit agreement with a national banking association under which up to $5.0 million presently may be borrowed at an interest rate equal to the prime lending rate plus 1% (9.5% at June 30, 1997). As of June 30, 1997, there were no borrowings against this revolving line of credit.

At June 30, 1997, the Company's shareholders' equity equaled 17.4% of total assets compared to 5.8% at March 31, 1997.

As described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, the insurance subsidiaries are subject to state insurance laws and regulations that limit the amount of dividends or distributions that may be paid by an insurance company to its shareholders. In addition, conditions imposed by the Florida DOI in connection with ESIF's conversion require that all dividends or distributions by the insurance subsidiaries be approved by the Florida DOI in advance. As a consequence of these legal restrictions and other business considerations, the amount of dividends that may be paid by the insurance subsidiaries to Summit may be limited, which may in turn limit the amount of cash available to Summit for servicing its debt and other purposes.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable.



                         PART II - OTHER INFORMATION


                          [continue next page here]

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of policyholders of Employers Self Insurers Fund was held May 9, 1997, at which time the following matters were brought before and voted upon by the policyholders.

1. Proposal to ratify the Amended Plan of Conversion and Recapitalization of Employers Self Insurers Fund as described in the proxy statement of the Company.

                        For            Against          Abstain
                        ---------------------------------------
                        3,551             50               131


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.  The following exhibits are filed herewith:

                Exhibit No.          Description
                -----------          -----------

                   11                Computation of Earnings Per Share
                   27                Financial Data Schedule (for SEC use only)

         (b) Reports on the Form 8-K. During the quarter ended June 30, 1997, the Company filed one Current Report on Form 8-K (dated May 21,
              1997) filing.  It contained:

             (a) the executed Underwriting Agreement related to the Company's initial public offering.

             (b) the executed Credit Agreement between the Company and its lenders, for whom First Union National Bank of North Carolina is acting as the lead agent.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Summit Holding Southeast, Inc.

Date: August 14, 1997                           By: /s/ Russell L. Wall
                                                   ---------------------------
                                                   Russell L. Wall,
                                                   Vice President of Finance,
                                                   Chief Financial Officer

                                                   (Principal Financial and
                                                   Accounting Officer and Duly
                                                   Authorized Officer)