Form 10-Q
period 1997-09-30
SUMMIT HOLDING SOUTHEAST INC
filed 1997-11-13
CIK 1027287

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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

                   2310 A-Z Park Road, Lakeland, Florida 33801
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  941-665-6060

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the last practicable date.

              Class                          Outstanding at October 31, 1997
              -----                          -------------------------------
  Common Stock, $0.01 Par Value                        5,791,100

                         SUMMIT HOLDING SOUTHEAST, INC.
                                AND SUBSIDIARIES


                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                Table of Contents

                                                                                                         PAGE
                                                                                                         ----
                PART I.            FINANCIAL INFORMATION                                                  1

                  Item 1.          Condensed Consolidated Financial Statements                            1

                                   Condensed Consolidated Balance Sheets as of September 30,
                                   1997 and March 31, 1997                                                1

                                   Condensed Consolidated Statements of Income for the three
                                   and six months ended September 30, 1997 and 1996                       2

                                   Condensed Consolidated Statements of Cash Flows for the
                                   six months ended September 30, 1997 and 1996                           3

                                   Notes to Condensed Consolidated Financial Statements                   4

                  Item 2.          Management's Discussion and Analysis of Financial
                                   Condition and Results of Operations                                    6

                  Item 3.          Quantitative and Qualitative Disclosures About Market Risk             8


                PART II.           OTHER INFORMATION                                                      8

                  Item 4.          Submission of Matters to a Vote of Security Holders                    8

                  Item 6.          Exhibits and Reports on Form 8-K                                       8

SIGNATURES

INDEX TO EXHIBITS

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 SUMMIT HOLDING SOUTHEAST, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (In thousands, except shares and per share amounts)

                                                              September 30,    March 31,
                                                                 1997            1997
                                                                 ----            ----
                                                              (Unaudited)     (Audited)

                                     ASSETS
Investments:
  Fixed maturities                                              $228,006      $180,075
  Equity securities                                               22,441        18,286
  Short-term investments                                           6,223        14,733
                                                                ----------------------
         Total investments                                       256,670       213,094
Cash and cash equivalents                                          6,480         3,578
Premiums receivable (net of $1,701 and $2,566
      allowance for doubtful accounts, respectively)              88,619        42,397
Reinsurance recoverable                                          113,391        92,324
Recoverable from Florida Special Disability Trust Fund            20,979        20,979
Accrued investment income                                          3,815         3,129
Property and equipment, net                                        1,425         1,452
Goodwill, net                                                     43,712        44,651
Other intangible assets, net                                      10,022        11,078
Deferred income taxes                                             13,074        14,869
Other assets                                                       7,220         8,694
                                                                ----------------------
         Total assets                                           $565,407      $456,245
                                                                ======================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Loss and loss adjustment expense reserve                      $358,679      $358,744
  Note payable                                                    25,040        32,675
  Unearned premiums                                               60,352        11,961
  Other policyholders' funds                                      12,970        16,786
  Accounts payable and accrued expenses                            7,142         5,163
  Deferred revenue                                                 4,469         3,915
  Federal income taxes payable                                     2,622           585
                                                                ----------------------
         Total liabilities                                       471,274       429,829
                                                                ----------------------

Shareholders' Equity:
  Common stock, $.01 par; 20,000,000 shares authorized;
      5,791,100 shares issued and outstanding                         58            --
  Additional paid-in capital                                      57,645            --
  Series A, 4% cumulative preferred stock, $10.00 par;
      5,000,000 shares authorized; 1,639,701 shares issued        16,397            --
      and outstanding
  Retained earnings                                               15,107        25,899
  Net unrealized appreciation of available-for-sale
       securities, less applicable deferred income taxes           4,926           517
                                                                ---------------------
         Total shareholders' equity                               94,133        26,416
                                                                ----------------------

         Total liabilities and shareholders' equity             $565,407      $456,245
                                                                ======================

            See notes to condensed consolidated financial statements.

                 SUMMIT HOLDING SOUTHEAST, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                                       Three Months Ended       Six Months Ended
                                                       ------------------       ----------------
                                                          September 30            September 30
                                                          ------------            ------------
                                                        1997        1996         1997       1996
                                                        ----        ----         ----       ----
                                                     (Unaudited) (Unaudited)  (Unaudited) (Audited)
REVENUE
  Premiums earned                                       $ 6,956   $24,239        $11,639   $49,029
  Net investment income                                   4,091     3,205          7,485     6,363
  Net realized investment gains                             333        74          1,211         8
  Administrative fees                                     6,933     8,309         15,087    17,432
  Other income                                               55       112            171       216
                                                        -----------------        -----------------
         Total revenue                                   18,368    35,939         35,593    73,048

LOSSES AND EXPENSES
  Losses and loss adjustment expenses                     5,014    14,631          9,037    32,135
  Other underwriting, general and administrative
    expenses                                              6,930    15,920         14,242    30,532
  Amortization and depreciation                           1,133       870          2,282     2,499
  Interest expense                                          736       895          1,485     1,831
                                                        -----------------        -----------------
         Total losses and expenses                       13,813    32,316         27,046    66,997
                                                        -----------------        -----------------

Income from continuing operations before income taxes     4,555     3,623          8,547     6,051
Income tax expense                                        1,490     1,246          2,943     2,400
                                                        -----------------        -----------------
Income from continuing operations                         3,065     2,377          5,604     3,651

Loss from disposition and discontinued operations
  (net of income tax benefit of $371 and $501
  in 1996, respectively)                                   --         638           --         890
                                                        -----------------        -----------------
Income before extraordinary charge                        3,065     1,739          5,604     2,761
Extraordinary charge for conversion costs
  (net of income-tax benefit of $226 in 1996)              --         375           --         375
                                                        -----------------        -----------------
NET INCOME                                              $ 3,065   $ 1,364        $ 5,604   $ 2,386
                                                        =================        =================


Earnings per common share                               $  0.48      --          $  0.92      --
                                                        =================        =================

Weighted average number of common shares outstanding      6,018      --            5,846      --
                                                        =================        =================

           See notes to condensed consolidated financial statements.

                 SUMMIT HOLDING SOUTHEAST, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                   Six Months Ended September 30
                                                   ---------------- ------------
                                                         1997        1996
                                                         ----        ----
                                                      (Unaudited)  (Audited)

CASH FLOWS USED IN OPERATING ACTIVITIES ............   $(12,076)   $   (866)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities .................    (81,642)    (46,158)
Disposal and maturity of investment securities .....     46,717      51,806
Purchase of equipment ..............................       (165)       (258)
                                                       --------------------
Net cash (used in) provided by investing activities     (35,090)      5,390
                                                       --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of capital stock ....     57,703        --
Payments on note payable ...........................     (7,635)     (7,500)
                                                       --------------------
Net cash provided by (used in) financing activities      50,068      (7,500)
                                                       --------------------

Net increase (decrease) in cash and cash equivalents      2,902      (2,976)
Cash and cash equivalents at beginning of period ...      3,578      10,702
                                                       --------------------
Cash and cash equivalents at end of period
    Continuing operations ..........................      6,480       7,055
    Operations held for disposition ................         --         556
    Discontinued operations ........................         --         115
                                                       --------------------
        Total ending cash and cash equivalents .....   $  6,480    $  7,726
                                                       ====================



           See notes to condensed consolidated financial statements.

                 SUMMIT HOLDING SOUTHEAST, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

NOTE 1 - BASIS OF PRESENTATION

ORGANIZATION

         Summit Holding Southeast, Inc. ("Summit") is the holding company for Bridgefield Employers Insurance Company ("Bridgefield"), the successor, as of May 28, 1997, to Employers Self Insurers Fund ("ESIF"), and for Summit Holding Corporation ("SHC"). On May 28, 1997, ESIF completed a conversion from a group self-insurance fund to a stock property and casualty insurance company. Concurrent with this conversion, ESIF's name was changed to Bridgefield, and the new holding company, Summit, issued (i) 1.64 million shares of its Series A preferred stock to the former policyholders or members of ESIF in exchange for the extinguishment of the membership interests of such policyholders in ESIF including the elimination of the assessibility feature of the membership interests, and (ii) 5.79 million shares of its common stock to subscribing former policyholders or members of ESIF, certain members of management, and the public in a subscription offering and subsequent public offerings. At the same time, and in connection with a recapitalization to simplify Summit's corporate structure, all of the capital stock of SHC, which had been owned by ESIF and one of its subsidiaries prior to the conversion, was acquired by Summit, and SHC also became a wholly owned subsidiary of Summit. Also, as part of the recapitalization, SHC's ownership of Bridgefield Casualty Insurance Company ("Bridgefield Casualty") was transferred to Bridgefield.

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

RECLASSIFICATIONS

         Certain amounts in the accompanying audited consolidated balance sheet as of March 31, 1997 have been reclassified from that reported in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 in order to better conform with the presentation in the accompanying unaudited condensed consolidated balance sheet as of September 30, 1997.

NOTE 2 - REINSURANCE

         Effective April 1, 1997, Bridgefield entered into quota share reinsurance agreements, in addition to existing excess reinsurance agreements, with American Re-Insurance Company, St. Paul Fire and Marine Insurance, Constitution Reinsurance Corp., and Transatlantic Reinsurance Co. Accordingly, beginning on that date and for the six months ended September 30, 1997, Bridgefield ceded an aggregate of 75% of the net premiums on workers' compensation policies earned during such period, and the reinsurers, in their respective proportions, have assumed that same percentage of the risks under such policies.

         The ceding of 75% of the net premiums earned during the quarter and six months ended September 30, 1997 has resulted in a reduction of premium revenue, along with loss and loss adjustment expenses, from that recognized in the corresponding periods of the prior year. Also, the Company received a ceding commission relating to these quota share agreements, and such commission is recognized on an earned basis.

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

NOTE 3 - NOTE PAYABLE

         On May 28, 1997, the date of ESIF's conversion, the Company entered into a new credit facility with a national banking association whereby the then-existing debt, consisting of a bank term loan and availability under a revolving credit agreement, was restructured. Under this new credit facility, the outstanding debt pertaining to the term loan was established at $32.7 million, and the maximum amount available for borrowings under the revolving line of credit was established at $5.0 million. Maturities of the term loan and the schedule of reductions in the amounts available under the revolving line of credit are set forth in Note 14 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997. The interest rate applicable to the entire debt package was initially established, and continues, at the prime lending rate plus 1% (9.5% at September 30, 1997).

         As of and for the quarter ended September 30, 1997, the Company remained current in its obligation under the term loan and had complied with the corresponding covenants described in Note 14 to the consolidated financial statements contained in the aforementioned Annual Report on Form 10-K. Also as of September 30, 1997, there were no borrowings against the revolving line of credit. As collateral for the debt, Summit has pledged all of the issued and outstanding stock of SHC and Bridgefield.

NOTE 4 - RESTRICTION ON RETAINED EARNINGS

         Of the Company's retained earnings as of September 30, 1997 reported in the corresponding accompanying condensed consolidated balance sheet, approximately $237,000 is restricted as such amount represents the aggregate value of the preferred stock preferences, including liquidation and unpaid cumulative dividend preferences, in excess of the stated value of preferred stock reported in such balance sheet.

NOTE 5 - EARNINGS PER SHARE

         Earnings per common share is based upon the weighted average number of common shares outstanding, for the period from the date of the completion of the offering through September 30, 1997, adjusted for the effect of the assumed exercise of stock options. The resulting weighted average common shares outstanding per the treasury method were calculated for both the three months and six months ended September 30, 1997 for purposes of the earnings per share calculation. At March 31, 1997 and prior to ESIF's conversion from a group self-insurance fund to a stock property and casualty company, common shares were inapplicable to ESIF as the predecessor of the Company.

NOTE 6 - CONTINGENCIES

         The Internal Revenue Service is currently conducting an audit. The Company's management cannot predict the results of the audit, and no assurance can be given that the results of the audit will not have a material adverse effect on the Company's business, financial condition, or results of operations.

         The Company, in the normal course of business, is named as a defendant in various legal actions arising principally from claims made under insurance policies and contracts. Those actions are considered by the Company in estimating the loss and the LAE reserve. The Company's management believes that the resolution of those actions will not have a material effect on the Company's financial position or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         NET INCOME. The Company realized net income during the quarter ended September 30, 1997 of $3.1 million, or $0.48 per share, compared to $1.4 million for the same quarter of the preceding year. Net income for the six months ended September 30, 1997 was $5.6 million or $0.92 per share, compared to $2.4 million achieved during the six month period ended September 30, 1996. Significant factors contributing to this increase in the Company's income are as follows:

         REVENUE: The Company's revenues is generated principally from three sources: premiums earned on insurance policies written by the insurance subsidiaries, administration fees earned from the management of four unaffiliated self-insurance workers' compensation funds, and investment income generated by the Company's invested assets, including cash and cash equivalent balances.

For the quarter ended September 30, 1997, earned premiums declined $17.3 million in comparison to that same quarter of the prior year. Similarly, premiums earned during the six-month period ended September 30, 1997 declined $37.4 million from that for the six-month period ended September 30, 1996. The bulk of this decline is attributable to the quota share reinsurance agreements entered into by Bridgefield effective April 1, 1997, as is more fully explained in Note 2 to the accompanying condensed consolidated financial statements. The quota share ceded premium for the three months ended September 30, 1997 and six months ended September 30, 1997 was $22.1 million and $44.2 respectively. The quota share ceded premium for the three months ended September 30, 1996 was $1.3 million.

Another cause of the decline in earned premiums pertains to Florida legislation regarding managed care workers' compensation. Prior to 1997, and as permitted by the Florida Department of Insurance (the "Florida DOI"), the Company offered a 10% premium credit to those insureds who voluntarily participated in an approved managed care workers' compensation arrangement. Effective January 1, 1997, the Florida legislation required all insured employers to participate in managed care workers' compensation arrangements and, consequently, eliminated the 10% premium credit. In response thereto, and based upon other rate-making factors, the Florida DOI ordered an 11.2% overall workers' compensation insurance rate reduction which applied to new and renewal policies written on and after January 1, 1997. This rate reduction and the simultaneous elimination of the premium credit had the effect of reducing renewal premiums by approximately 4.5%, and thereby resulted in a decline of earned premiums, in comparison to the same periods of the prior year, of approximately $1.4 million and $2.8 million during the quarter ended and six-months ended September 30, 1997, respectively.

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

         ADMINISTRATIVE FEES. During the quarter ended and six-months ended September 30, 1997, administrative fees declined $1.4 million and $2.3 million, or 17% and 13%, respectively, from the same period of the prior year. This decline resulted from the premiums of the administrative subsidiaries' unaffiliated clients, upon which the Company's administrative fees are based, being adversely impacted by both the aforementioned 11.2% premium rate reduction and the competitive marketplace.

         NET INVESTMENT INCOME. Net investment income was $4.1 million and $3.2 million for the quarter ended September 30, 1997 and 1996, respectively. For the six-months ended September 30, 1997 and 1996, net investment income was $7.5 million and $6.4 million, respectively. This improvement is primarily attributable to the increase in the volume of invested assets, a major contributor of which was the proceeds from the issuance of Summit's capital stock.

         LOSS AND LOSS ADJUSTMENT EXPENSES. Loss and loss adjustment expenses
(LAE) realized a net decline of $9.6 million, or 66%, and $23.1 million, or 72%, during the quarter ended and six-months ended September 30, 1997, respectively, from that of the same periods in the prior year. The major source of this change pertains to Bridgefield's new quota share reinsurance agreements discussed in
Note 2 to the accompanying condensed consolidated financial statements. As a result of the quota share reinsurance transactions, the losses and LAE were reduced by $15.0 million and $30.5 million during the quarter ended and six-months ended September 30, 1997, respectively. The quota share ceded losses for the three months ended September 30, 1996 was $0.8 million.

         OTHER UNDERWRITING, GENERAL, AND ADMINISTRATIVE EXPENSES. For the quarter ended September 30, 1997, other underwriting, general and administrative expenses declined $9.0 million compared to the same quarter of 1996. During the six-months ended September 30, 1997, these expenses declined $16.3 million, or 53%, from that of the six-months ended September 30, 1996. As explained in Note 2 to the accompanying condensed consolidated financial statements, Bridgefield received a ceding commission relating to the quota share reinsurance agreements entered into April 1, 1997. During the quarter ended and six-months ended September 30, 1997, the insurance subsidiaries earned and recognized $9.0 million and $18.1 million, respectively, of such commission, which was recorded as a reduction to other underwriting, general, and administrative expenses.

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

The Company's cash and cash equivalents of $6.5 million at September 30, 1997 increased $2.9 million from $3.6 million at March 31, 1997. Approximately $57.7 million of net proceeds were generated by Summit's issuance of its common stock through the subscription and public offerings referenced in Note 1 to the accompanying condensed consolidated financial statements. During the six months ended September 30, 1997, net cash of $12.1 million was utilized in operations primarily as a result of the aforementioned quota share reinsurance transactions. Further, cash of $35.1 million was utilized for net purchases of additional investments, and $7.6 million was used to fund payments on the Company's note payable.

As further explained in Note 3 to the accompanying condensed consolidated financial statements, the Company has a revolving credit agreement with a national banking association under which up to $5.0 million presently may be borrowed at an interest rate equal to the prime lending rate plus 1% (9.5% at September 30, 1997). As of June 30, 1997, there were no borrowings against this revolving line of credit.

At September 30, 1997, the Company's shareholders' equity equaled 16.6% of total assets compared to 5.8% at March 31, 1997.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.


                           PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of common stockholders of Summit Holding Southeast, Inc. was held October 15, 1997, at which time the following matters were brought before and voted upon by the stockholders.

1. The election of directors to serve until the year 2000 annual meeting of stockholders. Duly elected were William B. Bull, John A. Gray and Thomas S. Petcoff.

     For                    Against                 Abstain
     ---                    -------                 -------
  5,139,481                    0                     5,300

2. The appointment of the firm of Ernst & Young, LLP, independent public accountants, as auditors of the company for the fiscal year ending December 31, 1997 was ratified and approved.

     For                    Against                 Abstain
     ---                    -------                 -------
   5,142,037                  1,500                   1,244

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits. The following exhibits are filed herewith:

   Exhibit No.                    Description
   -----------                    -----------
     10.5                         Summit Holding Southeast, Inc. Retirement
                                   Plan
       11                         Computation of Earnings Per Share
       27                         Financial Data Schedule (for SEC use only)


         (b) Reports on the Form 8-K. During the quarter ended September 30, 1997, the company filed one current report on Form 8-K (dated August 20, 1997). It contained:

                  (a) the Board action to change the Registrant's fiscal year end from March 31, to December 31.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Summit Holding Southeast, Inc.

Date: November 13, 1997                  By:  /s/  Russell L. Wall
                                            ----------------------------
                                         Russell L. Wall,
                                         Vice President of Finance,
                                         Chief Financial Officer

                                         (Principal Financial and
                                         Accounting Officer and Duly
                                         Authorized Officer)