Form 10-K405
period 1997-12-31
SUMMIT HOLDING SOUTHEAST INC
filed 1998-03-30
CIK 1027287

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED
                                             ------------------

              [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Transition Period From April 1, 1997 to December 31, 1997

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

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                   SERIES A PREFERRED STOCK, $10.00 PAR VALUE

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

The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on March 26, 1998 was approximately $128,265,000. There were 5,791,100 shares of Common Stock outstanding as of March 26, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                         SUMMIT HOLDING SOUTHEAST, INC.
                     TRANSITION REPORT ON FORM 10-K FOR THE
            TRANSITION PERIOD FROM APRIL 1, 1997 TO DECEMBER 31, 1997

                                TABLE OF CONTENTS

Item                                                                                                          Page
Number                                                                                                       Number
------                                                                                                       ------
                                                      PART I

   1.    Business.........................................................................................        4

   2.    Properties.......................................................................................       27

   3.    Legal Proceedings................................................................................       27

   4.    Submission of Matters to a Vote of Security Holders..............................................       28


                                                      PART II

   5.    Market for Registrant's Common Equity and Related Shareholder Matters............................       29

   6.    Selected Financial Data..........................................................................       31

   7.    Management's Discussion and Analysis of Financial Condition and Results of Operations............       33

   7A.   Quantitative and Qualitative Disclosures About Market Risk.......................................       45

   8.    Financial Statements and Supplementary Data......................................................       45

   9.    Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure.......................................................................................       46

                                                      PART III

  10.    Directors and Executive Officers of the Registrant...............................................       46

  11.    Executive Compensation...........................................................................       47

  12.    Security Ownership of Certain Beneficial Owners and Management...................................       47

  13.    Certain Relationships and Related Transactions...................................................       47

                                                      PART IV

  14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................       47

                                       SIGNATURES.........................................................       52

                                       INDEX OF FINANCIAL STATEMENTS .....................................      F-1

                                       INDEX OF FINANCIAL STATEMENT SCHEDULES.............................      F-1

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

         Summit Holding Southeast, Inc. ("Summit" or, together with its subsidiaries unless the context requires otherwise, the "Company") provides a variety of managed care workers' compensation products and administrative services to employers and self-insured employer groups primarily in Florida, as well as in Louisiana and Kentucky. Through the Company's administrative group (the "Administrative Subsidiaries"), the Company provides administrative services for three self-insurance funds, which are entities formed to provide workers' compensation coverage for self-insured employer groups on a pooled basis (the "Funds"), and a non-affiliated mutual insurance company (together with the Funds, the "Non-affiliated Entities"), for the Company's two wholly owned workers' compensation insurance companies (the "Insurance Subsidiaries") and for certain municipalities. These administrative services include most aspects of the daily operations of the Non-affiliated Entities and the Insurance Subsidiaries, including sales and agency relations, marketing, underwriting, claims administration, loss control, policy administration and financial management. These services are provided for a fee, with the Company generally receiving a percentage of premiums. The Administrative Subsidiaries do not assume any underwriting risk of the Non-affiliated Entities.

         The Insurance Subsidiaries, which consist of Bridgefield Employers Insurance Company ("Bridgefield") (formerly, Employers Self Insurers Fund or "ESIF") and Bridgefield Casualty Insurance Company ("Bridgefield Casualty"), underwrite and assume the underwriting risk with respect to workers' compensation insurance policies for Florida employers of all sizes, primarily in the construction, manufacturing, wholesale and retail and service industries. As of December 31, 1997, in the aggregate, the Company's insurance products and administrative services were provided to approximately 17,400 employers representing approximately $198 million in premiums, including approximately $80 million in premiums attributable to the Non-affiliated Entities and $118 million in premiums attributable to the Insurance Subsidiaries.

         The Company's approach to managed care workers' compensation is to select responsible employers for coverage, assist such employers in creating a safe work place and proactively manage claims, thereby returning employees to work promptly and minimizing losses. Employers' safety programs are monitored by the Company's staff of approximately 25 loss control field representatives who may visit an employer's work place on at least an annual basis. Reported claims are proactively managed by the Company so that employees receive prompt care by healthcare professionals which are part of the Company's provider network. The Company's claims management professionals direct care through the provider network, monitor employee treatment and progress toward returning to work and perform utilization and peer review to control costs.

         The Company's business was started in 1977, when Summit Consulting, Inc. ("SCI") was formed to establish and administer workers' compensation self-insurance programs for group self-insurance funds that are sponsored and formed by trade associations. The Company's primary Insurance Subsidiary, Bridgefield (formerly ESIF), was formed in 1978 as a group self-insurance fund under Florida law, and SCI became its administrator at that time. Between 1979 and 1982, SCI assisted with the formation and became the administrator of the Funds located in Florida and Louisiana, and in 1995, SCI became the administrator of a Fund located in Kentucky. None of the Non-affiliated Entities are related to the Company, except that certain of the directors of Summit are trustees of certain of the Non-affiliated Entities. See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Until January 16, 1996, Bridgefield was also unrelated to SCI. Effective on that date, Bridgefield acquired SCI, its holding company, Summit Holding Corporation ("SHC"), and all of their affiliates (the "Acquisition").

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

         The Florida workers' compensation market accounted for more than 90% of the Company's total revenue for the period from April 1, 1997 to December 31, 1997. Florida is the fourth largest state in terms of population behind California, New York and Texas and, according to the Department of Insurance of the State of Florida (the "Florida DOI"), the Florida workers' compensation market approximated $3.4 billion in premiums in 1996. Over half of Florida's employment is in the service and wholesale/retail trade sectors, with manufacturing, construction and agriculture following (in order of size) to make up the bulk of the remainder of the state's employment base. Because of the heavy concentration of the Company's business in the State of Florida, the Company may be adversely affected by economic downturns, significant unemployment, regulatory developments and other conditions that may occur from time to time in Florida and which may not affect the Company's more geographically diversified competitors.

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

         The Company directs claimants to healthcare providers that are part of the Company's managed care networks. These networks currently include healthcare providers who have contracted with Heritage/Summit Healthcare of Florida, Inc., the Company's wholly owned provider network subsidiary, or with Vincam Occupational Health Systems, Inc., an unaffiliated provider network. These arrangements currently give the Company access to healthcare providers in every county in Florida. With such networks, the Company emphasizes the use of cost control measures such as utilization review. The Company's total managed care approach, including early intervention, proactive claims management and use of provider networks, in combination with state-mandated fee schedules, has resulted in a substantial reduction in the amount the Company pays for medical bills submitted.

PRODUCTS AND SERVICES

         The Company's operations are comprised of two general types: (i) administrative services provided by the Administrative Subsidiaries and (ii) insurance coverage underwritten by the Insurance Subsidiaries.

         ADMINISTRATIVE SERVICES. The Company provides a full range of management and administrative services for the Non-affiliated Entities and for certain municipalities. The Company's Administrative Subsidiaries also provide these services for the Insurance Subsidiaries. The services include those needed to manage an integrated workers' compensation program, including sales and marketing, underwriting, claims management, loss control and policy administration.

         Claims Management. The Company's claims management group consists of approximately 150 claims adjusting personnel based at the Company's headquarters and 15 field claims adjusters. The Company believes that it has developed a sophisticated, efficient claims management system which facilitates the prompt resolution of claims. On average, each claims adjuster has a case load of 125 outstanding claims, which the Company believes is a contributing factor in reducing and controlling claims costs. Claims adjusters electronically track the progress of claims filed and issue regular reviews on the status of cases. On a bi-monthly basis, claims personnel review selected cases for changes in status and adjustments to case-specific reserves. In order to provide consistent service and build customer relationships, the Company assigns claims adjusters by geographic territory. However, given the special considerations related to medical claims, the Company has established a designated medical claims management group which is utilized for medical related claims in all territories.

         Underwriting and Loss Control. The Company's services include assisting the Non-affiliated Entities, the Insurance Subsidiaries and other clients with formulating their underwriting guidelines and then implementing those guidelines on behalf of the client. Management believes that one of the Company's most valuable services for its clients, and one of the ways that the Company is able to minimize its own insurance risks, is the Company's general practice of recommending for membership in one of the Non-affiliated Entities, or for issuance of a policy, those employers who fit the Company's underwriting criteria. Prior to recommending that the client or the Insurance Subsidiaries accept a risk, the Company's underwriters review the employer's prior loss experience and safety record, premium payment and credit history, employment classifications and physical operation. As part of the Company's ongoing loss control efforts, each employer undergoes a periodic review (not less than annually) of its coverage.

         After accepting an employer for workers' compensation coverage, the second phase is to help the employer manage its safety risks. The Company employs a staff of approximately 25 loss control field representatives whose goals include visiting new employers within 90 days of coverage. Loss control professionals complete training programs upon joining the Company, and many come with certifications and professional designations for loss control and safety. Loss control representatives assist employers in developing and monitoring safety programs to reduce work related injuries and health hazards. After evaluating an employer's loss profile, a loss control field representative will help develop a loss control program and establish accident reporting and claims investigation protocol. A primary objective for field representatives is to educate employers on necessary safety systems and health issues which will enable the employers to manage their own risk.

         In an effort to evaluate the underwriting process and provide an early warning system, the underwriting department, in cooperation with the loss control department, produces a monthly computer-generated report identifying specific employers where excessive losses have occurred. Triggered by these reports, loss control representatives review the employer's operations with the respective employer and issue recommendations based on their findings. Further, loss control representatives conduct periodic spot checks to determine the effectiveness of specific recommendations.

         Sales and Marketing. The Company's products and the Non-affiliated Entities' memberships are sold through more than 1,000 independent insurance agencies. As of December 31, 1997, the Company's top ten independent agencies accounted for approximately 18% of the Company's direct in-force premiums, with the top independent insurance agency accounting for approximately 3%. These agencies offer and sell competitors' products, as well as the Company's products. As a result, the Company's business depends in part on the marketing efforts of these agencies and on the Company's ability to offer workers' compensation insurance products and services that meet the requirements of these agencies and their customers. In addition, if the Company expands into additional states, it must establish a network of independent agencies in such states if it is to successfully market its products. Failure of independent insurance agencies to market the Company's products and services successfully could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company's creative services department supports the sales and agency relations functions. This seven-person department functions as an in-house advertising agency to produce brochures, newsletters, posters, videos and other visual presentations to assist the independent agents, and in turn their clients, in understanding how the Company's products and services can satisfy an employer's workers' compensation insurance needs. The creative services department also provides a service to members of the Non-affiliated Entities by informing them about developments in safety, claims and other areas of workers' compensation through internally generated newsletters and articles in trade publications.

         Policy Administration. It is an objective of the Company to provide every insured and Non-affiliated Entities member and their employees with timely and quality service. The Company maintains a team of approximately 30 client service personnel who answer all incoming client telephone calls and handle other requests for customer support. These personnel coordinate with the sales force and field personnel, and they are responsible for maintaining a client database. In addition, the Company has a team of approximately 20 individuals who perform premium audits, working both internally at the Company's headquarters and in the field at client sites. These auditors are responsible for making certain that the payrolls and job classifications for each insured are accurately reflected in the premium amounts charged for coverage. The field auditors generally conduct a premium audit for every insured on an annual basis.

         Primary Customers. The Company's primary customers for its administrative services are its own Insurance Subsidiaries and the four Non-affiliated Entities, including the Florida Retail Federation Self Insurers Fund ("FRF"), Louisiana Employers Mutual Insurance Company ("LEMIC"), formerly known as the Louisiana Employers Safety Association Self Insurers Fund ("LESA"), the Louisiana Retailers Association Self Insurers Fund ("LRA"), and the Kentucky Retail Federation Self Insurers Fund ("KRF"). SCI assisted with the formation of and became the administrator for FRF, LRA and LESA in 1979, 1980 and 1982, respectively. SCI became the administrator of KRF in 1995. Each of the Non-affiliated Entities was formed at the direction of a particular trade association, and each is a trust organized and operated under provisions of applicable state law. Each of the Non-affiliated Entities has a board of trustees, but no officers or employees, and the board of trustees of each of the Non-affiliated Entities has contracted with SCI to perform most aspects of the daily operations of such Non-affiliated Entities.

         Each of the Non-affiliated Entities has executed a written administrator's contract with SCI which defines the services to be performed by SCI and the fee to be paid by the respective Non-affiliated Entity. These contracts are intended to be (i) long-term in nature, with initial terms of between two and five years and provisions for automatic renewal, and (ii) terminable by the Non-affiliated Entities for "good cause," which is generally defined to mean a failure by SCI to perform its obligations under the contract or SCI's fraud or bankruptcy, with such default by SCI not being cured within a 90-180 day period after notice from the Non-affiliated Entities . For these reasons and because the Non-affiliated Entities have no employees and the Company manages all aspects of their relationships with agents and members, the Company believes that it would be difficult for the Non-affiliated Entities to cancel their contracts with the Company or move the business to a new administrator. The administrator's agreement between the Company and LESA was replaced with a managing general agent agreement, pursuant to which SCI continues to manage the day-to-day operations of LEMIC.

         Annual administrative fee revenues are generally a contractually agreed upon percentage of each Non-affiliated Entity's premiums. Out of such annual administrative fees, the Company is required to pay certain direct expenses, including agents commissions, premium taxes and reinsurance premiums. Administrative fee revenue from the Non-affiliated Entities for the nine months ended December 31, 1997 was approximately $22.8 million.

         The following describes certain information about each of the four Non-affiliated Entities:

                  Florida Retail Federation Self Insurers Fund. FRF was established in 1979 as a workers' compensation self-insurance fund targeted specifically to retailers, service providers, wholesalers and retail-related businesses in Florida. As of December 31, 1997, FRF had approximately 6,900 member employers and annual premiums in excess of $62 million. FRF memberships renew each year on January 1.

                  Louisiana Employers Mutual Insurance Company. LEMIC, through its predecessor LESA, was established in 1982 and currently provides coverage to over 700 member employers in Louisiana. As of December 31, 1997, LEMIC had annual premiums of approximately $9 million. On January 1, 1998 LESA completed a conversion from a group self-insurance fund to LEMIC, a non-assessable mutual insurance company.

                  Louisiana Retailers Association Self Insurers Fund. LRA was established in 1980 as a workers' compensation self-insurance fund targeting specifically wholesalers and retail-related businesses in Louisiana. As of December 31, 1997, LRA had over 1,100 retail member employers and annual premiums of approximately $6 million. LRA memberships renew each year on July 1.

                  Kentucky Retail Federation Self Insurers Fund. KRF is a workers' compensation self-insurance fund for selected Kentucky retail businesses, and SCI assumed administration of KRF in August 1995. As of December 31, 1997, KRF had over 1,400 members and annual premiums of approximately $3 million. KRF memberships renew each year on January 1.

         INSURANCE OPERATIONS.

         Bridgefield has maintained a relatively steady risk distribution of business groups. A breakdown of all business segments is shown below:

                         BRIDGEFIELD'S RISK DISTRIBUTION
                             AS OF DECEMBER 31, 1997

                                                                                          APPROXIMATE % OF TOTAL
INDUSTRY                                                                                     PREMIUMS WRITTEN
--------                                                                                     ----------------

Construction............................................................................               52%
Manufacturing...........................................................................               13%
Wholesale and retail....................................................................               11%
Service.................................................................................               13%
Transportation..........................................................................                5%
Agriculture.............................................................................                6%
                                                                                                      ---
         Total                                                                                        100%
                                                                                                      ===

         The Company's products and rating plans encompass a continuum of options designed to fit the needs of its insured employers and employer groups. The basic product, accounting for approximately 70% of the Insurance Subsidiaries' premiums in force at December 31, 1997, is a guaranteed cost contract, in which the premium for each employer is set in advance and varies based upon changes in the client's operations, payroll and safety and drug-free workplace programs. In return, the Company agrees to assume statutorily imposed obligations of the employer to provide workers' compensation benefits to its employees. The premium for such a policy depends upon the type of work performed by the employees and the general business of the insured. An employer large enough to qualify, typically those paying more than $25,000 in annual premiums, may choose a different product, having its premium based on its loss experience relative to its peers as determined over a one-year period. A client who desires to assume a certain amount of financial risk may elect a deductible which makes the client responsible for the first portion of any claim. In exchange for the deductible election, the employer receives a premium reduction. The Company also offers a loss sensitive plan (retrospective rated plan) to employers paying more than $25,000 in annual premiums. Under this plan, final premium for a period is determined on the basis of the insured's actual losses during that period. If a client's losses during a claims period are better than expected, the Company may be required to refund a portion of the premium previously collected. At the fiscal year ended March 31, 1997 and for the period from April 1, 1997 to December 31, 1997, the Company accrued retrospective premium refund amounts of $11.4 million and $10.7 million, respectively. Retrospective rated policies accounted for 30%, 31% and 30%, respectively, of total premiums during the fiscal years ended March 31, 1996 and 1997 and during the period from April 1, 1997 to December 31, 1997.

REINSURANCE

         The Company obtains reinsurance principally to reduce its net liability on individual risks, to provide protection for catastrophic losses, to stabilize its underwriting results and to increase its underwriting capacity. In exchange for reinsurance, the Company pays to its reinsurers a portion of the premiums that the Company receives.

         Bridgefield currently maintains specific excess of loss policies ("Excess Reinsurance") with several reinsurers, under which the reinsurers have agreed to pay claims and claims expenses over a specific dollar amount per occurrence. Bridgefield currently maintains Excess Reinsurance agreements with John Hancock Mutual Life Insurance Company, Lincoln National Life Insurance Company, Republic Western Mutual Insurance Company and National Union Fire Insurance Company, and policies providing coverage for prior years with several other reinsurers, pursuant to which each of such reinsurers agrees to pay claims and expenses above a certain amount and up to a specified limit per claim. The aggregate effect of such agreements is that claims and claims expenses in excess of $50,000 per claim and up to the statutory amount per claim will be paid by one or more of such reinsurers in accordance with the terms of such agreements, subject to certain deductibles.

         Further, Bridgefield has entered into Quota Share Reinsurance agreements, effective April 1, 1997, with American Re-Insurance Company ("Am Re"), St. Paul Fire and Marine Insurance Co., Constitution Reinsurance Corp. and Transatlantic Reinsurance Co. under which Bridgefield has ceded to such reinsurers, in the various proportions taken by each of them, an aggregate of 75% of the net premiums on workers' compensation policies earned during such period, and such insurers, in the respective proportions taken by each of them, have assumed that same percentage of risks under such policies. The portions taken by each of such reinsurers is as follows: Am Re--35%; St. Paul Fire and Marine Insurance Co.--15%; Constitution Reinsurance Corporation--20%; and Transatlantic Reinsurance Company-5%.

         Bridgefield Casualty has an Excess Reinsurance agreement with John Hancock Mutual Life Insurance Company and Continental Casualty Company under which such reinsurers have agreed to pay claims and claims expenses up to statutory limits per claim, to the extent each claim exceeds $50,000. In addition, Bridgefield Casualty has a Quota Share Reinsurance agreement in effect with Am Re under which Bridgefield Casualty cedes to Am Re 80% of all earned workers' compensation premiums and Am Re assumes that same percentage of risks.

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

         Certain detailed information regarding the Company's total reinsurance recoverable is set forth in Note 5 of Notes to Consolidated Financial Statements contained in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

         Under the terms of its administrative services contracts, the Company advises the Non-affiliated Entities regarding their reinsurance needs and places such reinsurance. The Company currently has placed Excess Reinsurance on behalf of each of the Non-affiliated Entities. The Company pays the Non-affiliated Entities' reinsurance premiums out of the Company's administrative fee revenues.

         The Company brokers all of its reinsurance and the reinsurance purchased for the Non-affiliated Entities through a wholly owned reinsurance agency, which employs one agent. The Company receives a brokerage fee from the reinsurers.

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

LOSSES AND LOSS ADJUSTMENT EXPENSES

         The Insurance Subsidiaries are required to maintain reserves to cover their estimated liabilities for incurred losses and loss adjustment (claim settlement) expenses ("LAE") with regard to reported and unreported claims. Such loss reserves are estimates established by management based upon, among other factors, (i) results of actuarial reviews which incorporate the Company's experience with similar cases, estimates of future claim trends, and historical trends such as recurring loss payment and reporting patterns, claim closures and product mixes; (ii) facts known to the Company; and (iii) regulatory requirements. These reserves are continually reviewed and, as adjustments become necessary, such adjustments are included in the results of current operations.

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

         The following table shows changes in the historical loss and LAE reserves for ESIF for the nine fiscal years beginning with the year ended March 31, 1989 and for the nine-month period ended December 31, 1997. The top line shows the reserves recorded at the end of each period stated. Such amount represents an estimate of unpaid losses and LAE occurring in that period as well as future payments on claims occurring in prior periods. The upper portion of the table (cumulative paid) presents the cumulative amounts paid during subsequent years on those losses for which reserves were carried as of each specific year. The lower portion (reserves re-estimated) shows the re-estimated amounts of the previously recorded reserves based on experience as of the end of each succeeding year. The re-estimate changes as more information becomes known about the actual losses for which the initial reserve was carried. An adjustment to the carrying value of unpaid losses for a prior year will also be reflected in the adjustments for each subsequent year. For example, an adjustment made in the fiscal year ended March 31, 1996 for loss reserves in the fiscal year ended March 31, 1993 will be reflected in the re-estimated ultimate net loss for each of the fiscal years ended March 31, 1993 through March 31, 1996. The cumulative redundancy (deficiency) line represents the cumulative change in estimates since the initial reserves were established. It is equal to the difference between the initial reserves and the latest re-estimated reserves amount.

            ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

                                                         FISCAL YEAR ENDED MARCH 31,
                                 -------------------------------------------------------------------------
                                    1989           1990            1991             1992             1993
                                    ----           ----            ----             ----             ----

Reserve for losses and
  LAE at end of period ....      $ 125,065       $ 169,004       $ 209,601       $ 169,474       $ 257,307
Cumulative paid as of
   One year later .........      $  57,482       $  74,481       $  88,815       $  71,364       $  73,839
   Two years later ........        100,883         133,064         138,546         118,326         122,411
   Three years later ......        135,490         160,896         170,259         149,424         149,175
   Four years later .......        146,825         176,483         190,179         165,628         163,261
   Five years later .......        151,683         185,759         199,556         175,079         174,668
   Six years later ........        154,668         189,948         205,762         183,712
   Seven years later ......        158,802         193,066         212,332
   Eight years later ......        161,815         196,925
   Eight years, nine
   months later ...........        165,672
Reserves re-estimated
  as of end of year
   One year later .........      $ 141,132       $ 184,334       $ 202,489       $ 233,631       $ 237,318
   Two years later ........        156,080         178,786         237,767         214,381         238,014
   Three years later ......        161,652         214,630         231,823         225,238         247,328
   Four years later .......        182,010         209,894         239,113         235,163         255,854
   Five years later .......        178,810         209,196         248,352         244,113         261,810
   Six years later ........        178,042         215,984         255,232         250,454
   Seven years later ......        184,986         219,629         261,432
   Eight years later ......        188,622         225,146
   Eight years, nine
   months later ...........        194,137
Cumulative redundancy
  (deficiency)
   Dollars ................      $ (69,072)      $ (56,142)      $ (51,831)      $ (80,980)      $  (4,503)
   Percentage .............         -55.23%         -33.22%         -24.73%         -47.78%          -1.75%



                                                                                                    NINE
                                                                                                    MONTHS
                                                                                                    ENDED
                                                              FISCAL YEAR ENDED MARCH 31,        DECEMBER 31,
                                 -------------------------------------------------------------   ------------
                                    1994            1995            1996            1997            1997
                                    ----            ----            ----            ----            ----

Reserve for losses and
  LAE at end of period ....      $ 274,102       $ 259,085       $ 277,995       $ 269,670       $ 235,557
Cumulative paid as of
   One year later .........      $  71,915       $  64,882       $  72,976       $  55,585
   Two years later ........        114,097         102,227          97,681
   Three years later ......        136,646         129,815
   Four years later .......        153,422
   Five years later .......
   Six years later ........
   Seven years later ......
   Eight years later ......
   Eight years, nine
   months later ...........
Reserves re-estimated
  as of end of year
   One year later .........      $ 247,737       $ 267,885       $ 276,437       $ 268,828
   Two years later ........        257,002         271,738         275,190
   Three years later ......        264,364         271,962
   Four years later .......        266,077
   Five years later .......
   Six years later ........
   Seven years later ......
   Eight years later ......
   Eight years, nine
   months later ...........
Cumulative redundancy
  (deficiency)
   Dollars ................      $   8,025       $ (12,877)      $   2,805             842
   Percentage .............           2.93%          -4.97%           1.01%           0.31%

Net reserves ..............................      $ 259,085       $ 277,995       $ 269,670       $ 235,557
Ceded reserves ............................        108,306         109,637          89,074         111,511
                                                 ---------       ---------       ---------       ---------
Gross reserves ............................      $ 367,391       $ 387,632       $ 358,744       $ 347,068
                                                 =========       =========       =========       =========

Net reserves re-estimated .................      $ 271,962       $ 275,190       $ 268,828       $      --
Ceded reserves re-estimated ...............         91,248          90,691          86,453              --
                                                 ---------       ---------       ---------       ---------
Gross reserves re-estimated ...............      $ 363,210       $ 365,881       $ 355,281       $      --
                                                 =========       =========       =========       =========
Gross cumulative redundancy (deficiency)
   Dollars ................................      $   4,181       $  21,751       $   3,463
   Percentage .............................           1.14%           5.61%           0.97%

         As seen in the above table, Bridgefield's reserve estimates for the fiscal years ended March 31, 1993 and after demonstrate an improving loss and LAE development. At March 31, 1997, the cumulative loss and LAE was a redundancy of $0.8 million, or 0.3%.

         The following table contains summary reconciliations of the beginning and ending insurance reserves, displayed individually for the years ended March 31, 1996 and 1997 and the nine months ended December 31, 1996 and 1997.

                                                 YEAR ENDED MARCH 31,       NINE MONTHS ENDED DECEMBER 31,
                                              --------------------------    ------------------------------
                                                 1996            1997            1996            1997
                                                 ----            ----            ----            ----
                                                    (IN THOUSANDS)                  (IN THOUSANDS)

Net reserves for losses
  and LAE at beginning of
  period                                      $ 259,085       $ 277,995       $ 277,995       $ 269,670
Less: Recoverable from
  Florida SDTF(1)                               (15,879)        (20,060)        (20,060)        (20,979)
                                              ---------       ---------       ---------       ---------
Net reserves for losses
  and LAE less SDTF
  recoverable assets at
  beginning of period                           243,206         257,935         257,935         248,691
Add provision for claims
  occurring in:
   The current period                            84,058          69,014          53,698          13,003
   Prior period                                  10,786          (3,862)         (3,462)           (551)
                                              ---------       ---------       ---------       ---------
Incurred losses during
  the current period                             94,844          65,152          50,236          12,452
Deduct payments for claims
  occurring in:
   The current period                            15,432          14,131           8,378           2,481
   Prior period                                  64,683          60,265          48,137          46,938
                                              ---------       ---------       ---------       ---------
Claim payments during
  the current period                             80,115          74,396          56,515          49,419
Net reserves for losses
  and LAE less SDTF
  recoverable assets at
  end of period                                 257,935         248,691         251,656         211,724
Add: Recoverable from
  Florida SDTF(1)                                20,060          20,979          21,138          23,833
                                              ---------       ---------       ---------       ---------
Net reserves for losses
  and LAE at end of period                      277,995         269,670         272,794         235,557
Add: Reinsurance recoverables
  (exclusive of recoverables
  on paid losses)                               109,637          89,074         104,129         111,511
                                              ---------       ---------       ---------       ---------
Gross reserves for losses
  and LAE at end of period
  (GAAP basis)                                $ 387,632       $ 358,744       $ 376,923       $ 347,068
                                              =========       =========       =========       =========

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

         A reconciliation of the loss and LAE reserves determined on the basis of generally accepted accounting principles ("GAAP") with the reserves recorded on the statutory basis financial statements provided to state regulatory authorities is as follows:

                                         MARCH 31,                    DECEMBER 31,
                                        ----------                    ------------
                                   1996            1997            1996           1997
                                   ----            ----            ----           ----
                                      (IN THOUSANDS)                 (IN THOUSANDS)

GAAP basis loss and LAE
  reserves                      $ 387,632       $ 358,744       $ 376,923       $ 347,068
Reinsurance recoverables
  included in GAAP loss
  and LAE reserves               (106,812)        (86,338)       (103,508)       (124,266)
Adjustment for the effect
  of computing GAAP basis
  loss reserves using paid
  losses gross of SDTF
  recoveries                      (31,376)        (25,965)        (28,832)        (27,523)
Discounting of indemnity
  portion of permanent
  disability claims                 4,667           4,367           4,235             -0-
                                ---------       ---------       ---------       ---------
Statutory basis loss and
  LAE reserves                  $ 254,111       $ 250,808       $ 248,818       $ 195,279
                                =========       =========       =========       =========

         The Company's GAAP basis balance sheet also includes the following amounts related to the SDTF:

                                   MARCH 31,                DECEMBER 31,
                                  ----------                ------------
                              1996          1997         1996         1997
                              ----          ----         ----         ----
                                (IN THOUSANDS)            (IN THOUSANDS)

Recoverable from SDTF        $20,060      $20,979      $21,138      $23,833
Reinsurance recoverable
  related to SDTF            $11,781      $ 5,737      $ 8,445      $ 4,441

         The recoverable from SDTF asset has been recorded based on Bridgefield's historical collection experience and the amount of claims identified as subject to SDTF recovery. The SDTF reinsurance recoverable was calculated using loss and LAE reserves computed using paid losses gross of SDTF recoveries and in consideration of expected recoveries from the SDTF. Certain of the claims used in the determination of the SDTF recoverable are of an amount which will pierce reinsurance layers, and the Company will pursue recovery of such claims under the provisions of its reinsurance agreements. Subsequently, as the Company remits the claims to the SDTF, and ultimately collects these claims from SDTF, the Company will remit to the reinsurers their portion of the SDTF recoveries. The aggregate recoverable from SDTF asset and the SDTF related reinsurance recoverable, which approximates the amount of the increase in loss reserves resulting from determining the GAAP basis loss reserves using paid loss data gross of SDTF recoveries, represents management's best estimate of the aggregate amounts that will be recovered.

         The Company received $5.6 million from the SDTF for the fiscal year ended March 31, 1996, $7.5 million for the fiscal year ended March 31, 1997 and $3.5 million for the nine-month period ended December 31, 1997. In order to quantify the amounts recoverable from the SDTF, which are management's best estimates of the amounts that will be recovered, Bridgefield reviewed its claims that have been identified as subject to SDTF recovery considering Bridgefield's historical recovery experience on claims submitted to the SDTF. Bridgefield believes it will be reimbursed over a number of years.

         For additional information regarding the SDTF, see "--Regulation-Special Disability Trust Fund."

INVESTMENT PORTFOLIO

         In general, the Company's investment policy focuses on: (i) safety of principal; (ii) timing of maturities to match assets and liabilities; (iii) diversification; and (iv) regulatory compliance. The Company's investment portfolio is managed by First Union Capital Management, Smith Barney Capital Management and Invesco Capital Management. These managers have certain discretion to make investments on behalf of the Company, subject to regulatory restrictions and the Company's investment policy and guidelines.

         The Company's primary investment objective is to minimize risk while matching portfolio and liabilities duration. The average fixed-income duration of the portfolio is approximately five years. This duration, when coupled with the Company's cash and cash equivalents, short-term investments and equity securities, approximates the historical claims liability duration of three years. A secondary objective is to maximize after-tax total return, within the constraints of the insurance regulations of the State of Florida (together with all applicable regulations (the "Florida Insurance Code") and the quality and allocation constraints of the Company's investment guidelines.

         The fair value basis of the Company's investment portfolio, including short-term investments and cash and cash equivalents, is comprised as follows:

                                                        MARCH 31, 1997                DECEMBER 31, 1997
                                                        --------------                -----------------
                                                                 (DOLLARS IN THOUSANDS)
U.S. Treasury and other U.S.
   government agency bonds                         $ 55,246          25.5%        $ 73,578           28.8%
Municipal bonds                                      83,317          38.5%          95,099           37.3%
Corporate debt securities                            41,512          19.2%          47,098           18.5%
Other debt securities                                    --            --            5,453            2.1%
                                                   --------        ------         --------          -----
     Total bonds                                    180,075          83.1%         221,228           86.7%
                                                   --------        ------         --------          -----

Preferred stocks                                      4,547           2.1%           3,006            1.2%
Common stocks                                        13,739           6.3%          18,685            7.3%
                                                   --------        ------         --------          -----
     Total equity securities                         18,286           8.4%          21,691            8.5%
                                                   --------        ------         --------          -----

Short-term investments                               14,733           6.8%           6,537            2.6%
Cash and cash equivalents                             3,578           1.7%           5,757            2.2%
                                                   --------        ------         --------          -----

     Total portfolio                               $216,672         100.0%        $255,213          100.0%
                                                   ========        ======         ========          =====


         As of December 31, 1997, approximately 71% of the Company's investment in bonds (fixed maturities) were rated "AA" or better by Standard & Poor's ("S&P") and approximately 93% were rated "A-" or better by S&P.

         Shareholders' equity will continue to fluctuate in accordance with market interest rates due to the effect of Statement of Financial Accounting Standards ("SFAS") No. 115. In accordance with this Statement, the Company has classified all of its investments in debt and equity securities as "available-for-sale" and, as a result, unrealized gains and losses of such securities are reported as a separate component of shareholders' equity, net of applicable deferred income taxes. As of March 31, 1997 and December 31, 1997, net unrealized investment gains reported in shareholders' equity was $0.5 million and $6.2 million, respectively, an increase of $5.7 million. This increase was due primarily to the continued rise in the U.S. stock markets during 1997.

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

         Financial and Investment Restrictions. Insurance company operations are subject to financial restrictions that are not imposed on other businesses. State laws require insurance companies to maintain minimum surplus balances and place limits on the amount of insurance a company may write based on the amount of the company's surplus. These limitations may restrict the rate at which the Company's insurance operations can grow. The Company currently meets relevant state minimum capital and surplus requirements.

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

         The National Association of Insurance Commissioners ("NAIC") has recently adopted risk-based capital standards to determine the capital requirements of an insurance carrier based upon the risks inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to the carrier's actual total adjusted capital. The computation involves applying factors to various financial factors to address four primary risks: asset risk, insurance underwriting risk, credit risk and off-balance sheet risk. These standards provide for regulatory intervention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. In July 1997, the Florida legislature adopted the provisions of the risk-based capital standards. The Company exceeds such risk-based capitalization levels, as recommended by the NAIC.

         Special Disability Trust Fund. Florida operates a special disability trust fund that reimburses Florida insurance carriers, self-insurance funds and self-insured employers for certain workers' compensation benefits paid to an employee when he or she is injured on the job and the injury merges with, aggravates, or accelerates a preexisting injury or physical condition of that employee. The SDTF is managed by the State of Florida and is funded through assessments against insurance carriers, self-insurance funds and self-insured employers providing workers' compensation coverage in Florida. The Company's SDTF recoveries, recorded as a reduction to losses and LAE incurred, were approximately $5.7 million, $5.6 million, $7.5 million and $3.5 million for the fiscal years ended March 31, 1995, 1996 and 1997 and for the nine months ended December 31, 1997, respectively. The Company's SDTF assessments were approximately $4.7 million, $5.6 million, $5.1 million and $4.1 million for the fiscal years ended March 31, 1995, 1996 and 1997 and for the nine months ended December 31, 1997, respectively. In addition, the Company's consolidated balance sheet as of December 31, 1997 included an asset of approximately $23.8 million, representing SDTF recoveries that the Company estimated at that time it would be entitled to receive, based on claims identified as subject to SDTF recovery and considering the Company's recovery experience.

         The SDTF has not prefunded its claims liability, and no reserves currently exist to satisfy future claims. Under a recent enactment of the Florida legislature, the SDTF law has been amended so that claims arising from accidents occurring on or after January 1, 1998 will not be accepted for reimbursement by the SDTF. The bill states the SDTF will be liable for reimbursement for applicable injuries that occur prior to January 1, 1998 and that assessments are to continue for funding purposes.

         In addition, the Florida DOI participated with the Florida legislature in the review of statutory accounting treatments of SDTF projected recoveries, and with respect to how an insurer may include such estimated recoveries in its admitted asset and loss reserve calculations in statutory financial statements. Under the law referred to above, the anticipated SDTF recoveries that an insurer can take into account when computing loss reserves in its statutory financial statements will be limited to recoveries for which a claim has been accepted by the SDTF for payment. Credit for all other anticipated recoveries will be capped at the total SDTF recovery amount used by the insurer in 1996, and this capped amount will be phased out over a five-year period, commencing with statutory financial statements filed in the year 2000 (20% per year reduction of 1996 capped amount).

         While it is not possible to predict other legislative or regulatory initiatives which might affect the SDTF, changes in the SDTF's operations or funding which decrease the availability of recoveries or increase assessments payable by the Company could have a material adverse effect on the Company's business, financial condition or results of operations.

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

         EMPLOYEES

         The Company employed approximately 424 full-time employees as of December 31, 1997. Approximately 395 employees are based in Florida, while 25 are based in Louisiana and 4 in Kentucky.

ITEM 1(A).  EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following sets forth certain biographical information regarding the executive officers and certain key employees of the Company:

         EXECUTIVE OFFICERS:

         William B. Bull, age 49, has served as President and Chief Executive Officer of SHC and its predecessors since 1987 and as President, Chief Executive Officer and a director of Summit since November 1996. Mr. Bull joined SCI in 1984 as special assistant to the President and subsequently became Executive Vice President in 1986 with operating responsibilities for such company. Mr. Bull is a member of various insurance associations and serves on numerous boards including the Florida Association of Self-Insurance, Florida Retail Federation and Florida Group Risk Administrators Association. Mr. Bull's term as a director of Summit expires at the 2000 Annual Meeting of Shareholders.

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

         KEY EMPLOYEES:

         Allen C. Bennett, age 48, has served as Vice President of Summit Loss Control Services, Inc., ("SLCS") a wholly owned subsidiary of SCI, since 1987. Mr. Bennett is responsible for overseeing the daily operations and staff of such entity. For two years prior thereto, Mr. Bennett worked at SLCS as a director and a field loss control consultant.

         David T. Cederholm, age 53, has served as Vice President of Operations of Bridgefield Casualty since January 1996. Since September 1996, Mr. Cederholm has also served as a director and Vice Chairman of Bridgefield Casualty. From May 1995 until January 1996, Mr. Cederholm worked as the Assistant to the President of SCI. From December 1993 until April 1995, Mr. Cederholm served as Vice President of Atlantic Region of TIG Insurance Company in New York, New York with responsibility for overseeing and managing the underwriting facilities in the eastern United States. From December 1992 through December 1993, Mr. Cederholm served as President of Production Group of Continental Risk Management Services, a property and casualty insurance company located in New York, New York, where he was responsible for underwriting and production. For approximately six years prior thereto, Mr. Cederholm served as President of Continental Special Risk Underwriters, in New York, New York, overseeing the large account casualty underwriting unit of Continental Insurance.

         Timothy J. Ermatinger, age 49, has served as Vice President of Operations of SCI since January 1996. From August 1995 through December 1995, Mr. Ermatinger worked as the Assistant to the President of SHC. Between February 1993 and January 1995, Mr. Ermatinger served as Vice President and Chief Financial Officer of Independence One Mortgage Corp., a wholly owned subsidiary of Michigan National Bank. From May 1986 to February 1993, Mr. Ermatinger was the Executive Vice President of Alexsis, Inc., a third-party insurance administrator concentrating in property and casualty claims.

         Ricky T. Hodges, age 44, has served as Vice President of Claims of Summit Claims Management, Inc.("SCMI") since September 1991. Mr. Hodges has worked at SCMI in various capacities since January 1984. Mr. Hodges is the current Chairman of the Florida Workers' Compensation Advisory Council, President of the Workers' Compensation Claims Professionals and Chairman for the Adjuster Board Certification Program in Florida.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of common shareholders of Summit Holding Southeast, Inc. was held October 15, 1997, at which time the following matters were brought before and voted upon by the shareholders.

1. The election of directors to serve until the year 2000 Annual Meeting of shareholders. Duly elected were William B. Bull, John A. Gray and Thomas S. Petcoff.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS STOCK PRICE

         Since the Company's initial public offering (at $11.00 per share) on May 22, 1997, the Common Stock has traded on the Nasdaq National Market under the symbol "SHSE." The following table sets forth for the periods indicated the high and low sale prices per share of the Common Stock as reported by the Nasdaq National Market.

         1997                                                                    HIGH             LOW
         ----                                                                    ----             ---

         May 22 - June 30..............................................         $ 19.25          $12.75
         July 1 - September 30.........................................         $21.375          $16.50
         October 1 - December 31.......................................         $ 22.50          $15.00

SHAREHOLDERS

         As of March 26, 1998, the Company had approximately 1,300 beneficial holders of the Common Stock. Of that total, 128 were shareholders of record.

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

         Should Summit consider paying dividends on the Common Stock in the future, the source of funds for payment of such dividends would be dividends from the Insurance Subsidiaries and the Administrative Subsidiaries to Summit, dependent on such subsidiaries' earnings. Summit currently expects to cause the Insurance Subsidiaries to retain all of their earnings to provide capital for their operations and business. In addition, under the Florida Insurance Code and conditions imposed by the Florida DOI in connection with the Conversion, the Insurance Subsidiaries may not be permitted to pay cash dividends to Summit generally in excess of the lesser of 10% of surplus or net income exclusive of realized capital gains, without prior approval of the Florida DOI. In addition, if any shares of the Company's Series A Preferred Stock are outstanding, no dividends may be paid to the holders of Common Stock so long as there are cumulated but unpaid dividends on the Series A Preferred Stock. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources" and "ITEM 1. BUSINESS--Regulation--Financial and Investment Restrictions."

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

USE OF PROCEEDS FROM REGISTERED SECURITIES

          On May 28, 1997, Summit completed the Conversion. As part of the Conversion, Summit issued to each eligible policyholder or member of ESIF shares of Summit's Series A Preferred Stock and subscription rights to purchase shares of Summit's Common Stock in exchange for their membership interests in ESIF. On the date of the Conversion, Summit issued a total of 1,639,701 shares of its Series A Preferred Stock to such eligible policyholders and sold an aggregate of 5,000,000 shares of its Common Stock to subscribing eligible policyholders, to the Management Group and to purchasers in Summit's initial public offering. The aforementioned offerings were conducted pursuant to a registration statement (Registration Number 333-16499) filed under the Securities Act of 1933, as amended, and declared effective by the Securities and Exchange Commission on May 21, 1997. The initial public offering was underwritten by Raymond James & Associates, Inc. and ABN AMRO Chicago Corporation, as managing underwriters. After giving effect to the over-allotment option, an aggregate of 5,750,000 shares of Common Stock was sold for an aggregate of $63.3 million. In connection with the Conversion, the Company incurred an aggregate of $4.0 million in underwriting discounts and commissions and an additional $1.6 million in additional expenses related to the issuance and distribution of the securities, for an aggregate of $5.6 million in total expenses, which resulted in net offering proceeds to the Company of $57.7 million. From the effective date of such Conversion through December 31, 1997, the Company has used $9.3 million of the net proceeds to repay indebtedness on a prior credit facility and $48.0 million as funding capital for Bridgefield, as required by the Florida Department of Insurance. None of such payments were made to directors, officers, persons owing 10% or more of any class of equity securities of the Company or their affiliates.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data has been taken from, or derived from, the Company's consolidated financial statements, including the related notes thereto. The Company's consolidated financial statements as of and for the years ended March 31, 1996 and 1997, and as of and for the nine months ended December 31, 1997, have been audited by Ernst & Young LLP, independent auditors, whose report thereon appears elsewhere in this report. The consolidated financial statements of ESIF (predecessor to Bridgefield) as of March 31, 1994 and 1995, and for the years then ended, have been audited by Brinton & Mendez, certified public accountants. The selected financial data provided as of and for the nine months ended December 31, 1996 is unaudited but in the opinion of management contains all adjustments, consisting of only normal recurring accruals, for a fair presentation of the results of such periods. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                                          NINE MONTHS ENDED
                                             YEAR ENDED MARCH 31,                            DECEMBER 31,
                                 -------------------------------------------------    ------------------------
                                    1994         1995       1996(1)         1997         1996            1997
                                    ----         ----       -------         ----         ----            ----
                                                                                      (UNAUDITED)
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
   Premiums earned ............. $ 148,441    $ 128,489    $ 114,893     $  97,321     $  74,509     $  19,532
   Net investment income .......    10,510       12,205       13,210        12,770         9,606        11,117
   Administrative fees .........        --           --        7,665        33,303        25,762        22,828
  Realized investment gains ....        --           --        4,354           687           366         1,551
  Other income .................                    121          206           692           568           229
                                 ---------    ---------    ---------     ---------     ---------     ---------
  Total revenue ................   158,951      140,815      140,328       144,773       110,811        55,257
                                 ---------    ---------    ---------     ---------     ---------     ---------
   Losses and loss adjustment
     expenses ..................   108,411       69,116       94,844        65,152        50,236        12,452
   Other underwriting, general
     and administrative
     expenses ..................    37,121       41,546       43,657        60,675        45,837        24,765
   Interest expense ............        --           --          847         3,521         2,719         1,935
   Amortization and
     depreciation ..............                               1,103         4,733         3,729         3,417
                                 ---------    ---------    ---------     ---------     ---------     ---------
   Income (loss) from
     continuing operations
     before income taxes .......    13,419       30,153         (123)       10,692         8,290        12,688
   Income tax expense (benefit).     4,534       10,990         (505)        3,717         3,057         4,138
   Loss from discontinued
     operations ................        --           --          197         1,250         1,250            --
  Extraordinary charge for
     conversion costs                   --           --           --         1,485           785            --
                                 ---------    ---------    ---------     ---------     ---------     ---------
  Net income ................... $   8,885    $  19,163    $     185     $   4,240     $   3,198     $   8,550
                                 =========    =========    =========     =========     =========     =========

  Basic earnings per common
      share ....................                                                                     $    1.43
  Diluted earnings per common
      share ....................                                                                     $    1.40
OTHER DATA:(2)
   Net loss ratio(3) ...........      73.0%        53.8%        82.5%         66.9%         67.4%         63.8%
   Expense ratio(4) ............      25.0%        32.3%        34.1%         35.1%         33.4%         34.8%
   Combined ratio(5) ...........      98.0%        86.1%       116.6%        102.0%        100.8%         98.6%

                                                                   MARCH 31,                                    DECEMBER 31,
                                            --------------------------------------------------------     -------------------------
                                              1994          1995            1996(1)           1997          1996             1997
                                              ----          ----            -------           ----          ----             ----
                                                                                                         (UNAUDITED)
                                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
   Cash and invested assets.....            $201,688      $224,956          $220,266        $216,672       $225,319        $255,213
   Premiums receivable..........              71,520        50,391            38,093          42,397         39,828          63,077
   Reinsurance recoverable......              95,851       110,141           111,519          94,009        107,058         117,722
   Recoverable from SDTF........               9,929        15,879            20,060          20,979         21,138          23,833
   Total assets.................             405,765       425,206           491,844         458,008        476,972         534,651
   Loss and loss adjustment
     expense reserves...........             368,000       367,391           387,632         358,744        376,923         347,068
   Debt.........................                  --            --            44,000          32,675         33,000          16,540
   Total equity.................               2,480        20,065            23,154          26,416         27,378          98,334

------------

(1)  Includes the Acquisition as of January 16, 1996.
(2)  Ratio for Insurance Subsidiaries
(3)  Net loss ratio is the ratio of losses and LAE incurred to premiums earned.
(4) Expense ratio is the ratio of underwriting, general and administrative expenses to premiums earned.
(5)  Combined ratio is the sum of the net loss ratio and the expense ratio.


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

OVERVIEW

         As of May 28, 1997, the successor entity to ESIF, as described below, became a wholly owned subsidiary to the Company. On such date ESIF completed a conversion from a group self-insurance fund to a stock property and casualty insurance company. Concurrent with this conversion ESIF's name was changed to Bridgefield Employers Insurance Company and Summit, a new holding company, issued $16.4 million of preferred stock to the former policyholders or members of ESIF for the extinguishment of their membership interests. At the same time, in connection with a recapitalization of the Company's corporate structure, all of the capital stock of Summit Holding Corporation ("SHC"), which had been owned by ESIF and one of its subsidiaries prior to the conversion, was acquired by Summit and SHC became a wholly subsidiary of Summit.

         The conversion and recapitalization transactions described above are considered to be similar to pooling of interests transactions. The historical cost basis accounting of the predecessor companies has been retained and the Company's financial statements have been presented using pooling of interests basis accounting. The conversion and recapitalization transactions had no impact upon previously reported net income of the consolidated entities.

         The Company's managed care workers' compensation insurance operations are comprised primarily of the Administrative Subsidiaries and the Insurance Subsidiaries. The Company's income is generated principally from three sources: fees earned from the management of the Non-affiliated Entities, underwriting profits derived from premiums earned on insurance policies written by the Insurance Subsidiaries and investment income generated by invested assets related to insurance underwriting.

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

         In addition, the New Florida Law authorized insurers and self-insured groups to apply to the Florida DOI for permission to offer premium credits of up to 10% from January 1, 1994 through December 31, 1996 to insured employers who participated in approved managed care arrangements and, effective January 1, 1997, required all insured employers to participate in managed care arrangements. The New Florida Law also authorized premium credits for insured employers who participate in safety and drug-free workplace programs. In response to the New Florida Law, which was expected to result in savings to self-insured groups and insurers, the Florida DOI ordered a 10.6% overall rate decrease, effective January 1, 1994. In addition, the New Florida Law eliminated the residual market assessment that was levied against insurance companies to support the involuntary workers' compensation market and replaced it with a self-funded joint underwriting association. As a result, the financial obligation of funding deficits in the residual market mechanism was shifted from traditional insurance entities to employers who are insured by the joint underwriting association. While the long term impact of the New Florida Law cannot be determined, the Company believes that it has resulted in: (i) a more competitive workers' compensation market in Florida; (ii) conversions by some of the larger self-insured groups to traditional insurance entities; and (iii) loss portfolio transfers by self-insured groups to insurance companies.

         Based in part upon the elimination of the managed care premium credit (10%) and upon other rate-making factors, the Florida DOI ordered an 11.2% overall workers' compensation insurance rate reduction, which applies to new and renewal policies written on and after January 1, 1997.

         The Insurance Subsidiaries have entered into certain Quota Share Reinsurance agreements pursuant to which 75% of Bridgefield and 80% of Bridgefield Casualty's net premiums have been ceded to the respective reinsurers. While such reinsurance agreements have enabled the Insurance Subsidiaries to underwrite a larger number of policies than they could otherwise write, the ceding of a percentage of the premiums of such policies to the reinsurers has resulted in lower premium income, as well as lower losses and LAE, to the Company than in prior years. However, the Company has received a ceding commission related to the Quota Share Reinsurance agreements which is reflected as a reduction of operating expenses. Management does not currently anticipate that the net income of the Company will be adversely effected by such agreements.

         Historically, ESIF was not operated for the purpose of accumulating profits, but it retained a portion of its earnings and profits to avoid making assessments against its members.

ESIF occasionally during its operating history paid distributions of profits to its members, but it never made an assessment against its members. ESIF's indemnity agreements indemnified the member employers against loss or liability relating to workers' compensation insurance risks.

         Prior to the Acquisition, ESIF and SHC were unaffiliated entities. Although SHC (through its wholly owned subsidiary, SCI) had provided all administrative and management services required to operate ESIF since ESIF's inception in 1978, the two organizations had different financial objectives and reported historical financial results independently. ESIF used a fiscal year ending on March 31, and SHC used a fiscal year ending on December 31. As a result of the Acquisition, SHC became a wholly owned subsidiary of ESIF, and management began to implement an integrated strategic plan. The discussion below in "--Results of Operations" includes SHC from and after the date of the Acquisition.

         On August 20, 1997, the Board of Directors of Summit determined to change the fiscal year end of Summit from March 31 to December 31.

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED DECEMBER 31, 1996 AND 1997

         REVENUE. Revenue was $110.8 million and $55.3 million for the nine months ended December 31, 1996 and 1997, respectively. The revenues decreased primarily due to the ceding of $67.9 million of premium in quota share agreements. Set forth below is a discussion of the composition of revenue for the periods indicated.

                                                              NINE MONTHS ENDED DECEMBER 31
                                                      ---------------------------------------------
                                                      1996                                     1997
                                                      ----                                     ----
                                                   (UNAUDITED)
                                                                       (IN THOUSANDS)

REVENUE:
  Premiums earned                                     $ 74,509                              $ 19,532
  Administrative fees                                   25,762                                22,828
  Net investment income                                  9,606                                11,117
  Realized investment gains                                366                                 1,551
  Other income                                             568                                   229
                                                      --------                              --------

         Total revenue                                $110,811                              $ 55,257
                                                      ========                              ========

         Premiums Earned. Premiums earned during the nine months ended December 31, 1997 declined by $55.0 million, or 73.8%, from that of the nine-month period ended December 31, 1996. This decline is attributable primarily to the 75% quota share reinsurance agreement entered into by Bridgefield effective April 1, 1997. During the nine months ended December 31,

1996 and 1997, the Company ceded $4.7 million and $67.9 million, respectively, of earned premiums under reinsurance agreements. This increase in ceded premiums of $63.2 million had a corresponding decreasing effect upon earned premiums of the same amount. For the nine months ended December 31, 1996 and 1997, premiums earned before the effect of ceded premiums were $79.2 million and $87.5 million, respectively. This was an increase of $8.3 million or 10.5%

         Premiums earned were also impacted by an 11.2% rate reduction and the elimination of the 10% managed care credit which became effective January 1, 1997 for new and renewal policies. The net effect of these changes was a decrease in premium rates of approximately 4.5%.

         Administrative Fees. During the nine months ended December 31, 1997, the Company's administrative fee income decreased $2.9 million, or 11.4%, from that of the nine months ended December 31, 1996. This decline resulted from the premiums of the administrative subsidiaries' non-affiliated clients, upon which the Company's administrative fees are based, being adversely affected by both the aforementioned 11.2% premium rate reduction and the increased competitive environment within the self-insurance workers' compensation marketplace.

         Net Investment Income. Net investment income increased $1.5 million, or 15.7%, to $11.1 million for the nine months ended December 31, 1997 compared to $9.6 million for the same period in 1996. This increase was due to the increase in investment assets generated by the public offering on May 22, 1997 which provided net proceeds of approximately $57.8 million. The investment income included $2.6 million and $3.3 million from the municipal bond portfolio for the nine months ended December 31, 1996 and 1997, respectively.

         Net Realized Investment Gains. Net realized investment gains increased $1.2 million during the nine months ended December 31, 1997 compared to the nine-month period ended December 31, 1996. For the nine months ended December 31, 1996 and 1997, the Company's proceeds on sales of fixed maturity and equity investments were $67.2 million and $68.3 million, respectively. Though the overall investment sales volume remained level, gains realized from the sale of equity securities were $0.7 million and $1.5 million for the nine months ended December 31, 1996 and 1997, respectively. The sale of stocks accounted for $0.8 million of the total $1.2 million increase. This result is primarily due to the continued strength in the United States stock markets.

  LOSSES AND EXPENSES. The losses and expenses for the nine months ended December 31, 1996 and 1997 were $102.5 and $42.6 million, respectively. Set forth below is a breakdown of such expenses.

                                                                                NINE MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                                   ------------
                                                                              1996               1997
                                                                              ----               ----
                                                                           (UNAUDITED)
                                                                                  (IN THOUSANDS)

         Losses and loss adjustment expenses                                $ 50,236            $ 12,452
         Underwriting, general and administrative
           expenses                                                           45,837              24,765
         Amortization and depreciation                                         3,729               3,417
         Interest expense                                                      2,719               1,935
                                                                            --------             -------

         Total losses and expenses                                          $102,521             $42,569
                                                                            ========             =======

         Losses and Loss Adjustment Expenses. Losses and LAE decreased by $37.8 million from the nine-month period ended December 31, 1996 to the nine-month period ended December 31, 1997. This change was in large part due to the ceding of losses and LAE under the reinsurance agreements. The amount of losses ceded was $9.1 million and $51.2 million for the nine-month period ended December 31, 1996 and 1997, respectively. Before the effect of reinsurance transactions, the Company's losses and LAE expense were $59.3 million and $63.6 million during the nine-month period ended December 31, 1996 and 1997, respectively. This increase of $4.3 million corresponds favorably to the growth of premium earned between the nine-month periods ended December 31, 1996 and 1997.

         Another factor contributing to the decrease in losses and LAE for the Insurance Subsidiaries was the improvement of the loss ratio from 67.4% to 63.8% for the nine months ended December 31, 1996 and 1997, respectively.

         Underwriting, General and Administrative Expenses. During the nine months ended December 31, 1997 the Company's other underwriting, general and administrative expenses declined by $21.1 million, or 46.0%, from that for the nine-month period ended December 31 1996. A major factor contributing to this change was the ceding commissions received by the Insurance Subsidiaries corresponding to the quota share reinsurance agreements, and, particularly, the 75% quota share agreement entered into by Bridgefield effective April 1, 1997. Such ceding commissions are recorded as reductions to other underwriting, general and administrative expenses. During the nine months ended December 31, 1996 and 1997, the Company recognized ceding commissions in the amount of $1.2 million and $27.0 million, respectively

         During the period ended December 31, 1997, an accrual for the 1998 assessment for the Florida Workers' Compensation Guaranty Association of approximately $2.0 million was recorded.

         Amortization and Depreciation. Amortization and depreciation expense decreased $0.3 million between the nine-month period ended December 31, 1996 and 1997. The relative consistency in this expense is due to the lack of significant purchase and sale activity of property and equipment assets and intangibles. This decline of $0.3 million is primarily due to certain property and equipment assets becoming fully depreciated during the nine-month periods ended December 31, 1996 and 1997.

         Interest Expense. In connection with the Acquisition, SHC borrowed $44 million from a commercial lender. In December 1997, a new $30 million revolver was negotiated with a different lender at more favorable terms. The outstanding debt at December 31, 1997 was approximately $16.5 million. The combination of the paydown on the debt and the new more favorable rates decreased the interest expense by $0.8 million to $1.9 million for the nine months ended December 31, 1997.

         NET INCOME. The Company realized net income during the nine months ended December 31, 1997 of $8.6 million, or $1.40 per common share (on a diluted basis), compared to $3.2 million for the nine months ended December 31, 1996. Earnings per share is inapplicable to the 1996 period as it was prior to the Company's public offering. As explained above, this increase in net income is due primarily to growth in premium revenues written and earned, improvement in the Company's loss ratio, favorable reinsurance arrangements, and investment gains realized as a result of the continued strength in the U.S. security markets. Net income for the nine month ended December 31, 1996 was also reduced by a $1.2 million loss from discontinued operations and a $0.8 million extraordinary charge related to the costs of the Conversion.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 1996 AND 1997

         REVENUE. Revenue was $140.3 million and $144.8 million for the fiscal years ended March 31, 1996 and 1997, respectively. Revenue increased by $4.5 million for the fiscal year ended March 31, 1997 as a result of $33.3 million of administrative fees generated by SHC in the 1997 period compared to $7.7 million of administrative fees generated by SHC in the 1996 period (January 16, 1996-March 31, 1996). Set forth below is a discussion of the composition of revenue for the periods indicated.

                                          YEAR ENDED MARCH 31,
                                          --------------------
                                        1996               1997
                                        ----               ----
                                             (IN THOUSANDS)

REVENUE:
  Premiums earned                     $114,893          $ 97,321
  Net investment income                 13,210            12,770
  Realized investment gains              4,354               687
  Administrative fees                    7,665            33,303
  Other income                             206               692
                                      --------          --------

         Total revenue                $140,328          $144,773
                                      ========          ========

         Premiums Earned. Premiums earned decreased by $17.6 million, or 15.3%, for the year ended March 31, 1997. These declines in premiums resulted in large part from: (i) lost accounts due to the market's increasing preference for non-assessable products, which ESIF, as a Florida group self-insurance fund, was unable to offer; (ii) increased competition; (iii) the effects of increasing participation in the premium credit programs; (iv) an adjustment in estimation of accrued retrospective premiums which reduced reported premiums for the fiscal year ended March 31, 1996 by approximately $9.3 million; and (v) a rate decrease of 11.2% effective January 1, 1997.

         As discussed in the table below, in the fiscal years ended March 31, 1996 and 1997, the premium credit programs in the aggregate accounted for approximately $14.1 million and $16.6 million, respectively, in credits.


                                                        YEAR ENDED MARCH 31,
                                                        --------------------
                                                     1996                 1997
                                                     ----                 ----
                                                         (IN THOUSANDS)

Managed care credits                                $ 8,811              $10,874
All other credits                                     5,250                5,746
                                                    -------              -------

         Total premium credits                      $14,061              $16,620
                                                    =======              =======

         In January 1997, the 10% managed care premium credit was eliminated and a 11.2% premium rate reduction for new and renewal policies became effective.

         Net Investment Income. Net investment income decreased from $13.2 million for the fiscal year ended March 31, 1996 to $12.8 million for the fiscal year ended March 31, 1997. The decrease in investment income for the fiscal year ended March 31, 1997 was due in part to a reduction of invested assets and a larger portion of those assets invested in municipal bonds.

The decrease for the fiscal year ended March 31, 1997 was primarily due to an increase in assets invested in municipal bonds from 32% in 1996 to 38% in 1997.

         Realized Investment Gains. Realized investment gains decreased from $4.4 million for the fiscal year ended March 31, 1996 to $0.7 million for the fiscal year ended March 31, 1997 as a result of the sale of certain invested assets to finance the Acquisition.

         Administrative Fees. The Administrative Subsidiaries generate administrative fees primarily through contracts with the Non-affiliated Entities, pursuant to which the Administrative Subsidiaries provide marketing, underwriting, claims administration, loss control and policy administration services. Fees are generally based on a percentage of each Non-affiliated Entities' premiums. For the period beginning on the date of the Acquisition, January 16, 1996, and ended on March 31, 1996, the administrative fees were $7.7 million. For the fiscal year ended March 31, 1997, the administrative fees were $33.3 million. Administrative fees represented 23.0% of total revenue for the fiscal year ended March 31, 1997.

      LOSSES AND EXPENSES. The Company's losses and expenses decreased from $140.5 million for the fiscal year ended March 31, 1996 to $134.1 million for the fiscal year ended March 31, 1997. Set forth below is a breakdown of the total annual expenses.

                                                              YEAR ENDED MARCH 31,
                                                              --------------------
                                                            1996                1997
                                                            ----                ----
                                                                (IN THOUSANDS)

Losses and loss adjustment expenses                       $ 94,844            $ 65,152
Underwriting, general and administrative
  expenses                                                  43,657              60,675
Interest expense                                               847               3,521
Amortization and depreciation                                1,103               4,733
                                                          --------            --------

         Total losses and expenses                        $140,451            $134,081
                                                          ========            ========

         Losses and Loss Adjustment Expenses. The Company establishes reserves to cover its estimated liabilities for losses from claims and for LAE incurred. Such loss reserves are estimates established by management based upon, among other factors: (i) results of actuarial reviews which incorporate the Company's experience with similar cases, estimates of future claim trends, and historical trends such as recurring loss payment and reporting patterns, claim closures, and product mixes; (ii) facts known to the Company; and (iii) regulatory requirements. Losses and LAE incurred for the fiscal year ended March 31, 1996 were $94.8 million compared to $65.2 million for the fiscal year ended March 31, 1997.

         Prior to the fiscal year ended March 31, 1995, management had recorded reserves in excess of reserve levels required by actuarial reports because the actuarial estimates for fund years

1991 and earlier had a history of increasing (or "adversely developing") as the fund years matured and more actual loss data became known. During the fiscal year ended March 31, 1995, ESIF began to record reserves at levels primarily supported by actuarial reviews since the actuarial estimates had by that time evidenced a trend of less adverse development with the maturity of the fund years. Management's determination that it was no longer necessary to increase reserves over the actuarial estimates, together with a reduction in premiums earned and a lower actuarial loss ratio, resulted in a $39.3 million decrease in losses and LAE for the fiscal year ended March 31, 1995 as compared to fiscal year ended March 31, 1994. The subsequent increase of $25.7 million in losses and LAE for the fiscal year ended March 31, 1996, was primarily the result of revised actuarial estimates for prior years. In the fiscal year ended March 31, 1997, losses and LAE decreased by $29.7 million as compared to the fiscal year ended March 31, 1996 primarily as a result of (i) the abnormally high losses and LAE in 1996 due to prior year adjustments all recorded in that year, and (ii) a reduction in premiums earned. The net loss ratio for the fiscal years ended March 31, 1996 and 1997 was 82.5%, and 66.9%, respectively.

         Underwriting, General and Administrative Expenses. The increase in these expenses from $43.7 million to $60.7 million in the fiscal year ended March 31, 1997 was primarily due to the inclusion of the Acquisition as of January 16, 1996.

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

         NET INCOME. Income from continuing operations was $0.4 million, and $7.0 million for the fiscal years ended March 31, 1996 and 1997, respectively. The $6.6 million increase resulted from the stability of losses and LAE during that year and the depressed net income for the fiscal year ended March 31, 1996 resulting from adjustments of loss reserves in that year.

         Losses from discontinued operations of $0.2 million and $1.3 million were incurred for the years ended March 31, 1996 and 1997, respectively. In addition, an extraordinary charge of $1.5 million was incurred during the year ended March 31, 1997 related to the conversion of ESIF from a group of self-insurance fund to a stock insurance company. After inclusion of these nonrecurring items, net income was $0.2 million and $4.2 million for the years ended March 31, 1996 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically met its cash requirements and financed its growth principally through cash flows generated from operations. The Insurance Subsidiaries' primary sources of cash flows are premiums earned, investment income and the proceeds from the sale or maturity of invested assets. The Administrative Subsidiaries' primary source of cash flow is service fees generated from the Insurance Subsidiaries and the Non-affiliated Entities. The cash requirements of the Insurance Subsidiaries are primarily for the payment of claims, commissions, reinsurance premiums, administration fees and the purchase of investment securities. The cash requirements of the Administrative Subsidiaries are primarily for the payment of salaries, employee benefits, debt obligations and other operating expenses. Due to the uncertainty regarding settlement of unpaid claims, the liquidity requirements of the Company vary, and, consequently, the Company has attempted to structure its investment portfolio to take into account historical payout patterns. See "ITEM 1.
BUSINESS--Investment Portfolio." The Company purchases reinsurance to mitigate the effect of catastrophic claims and to help stabilize demands on its liquidity. See "ITEM 1.
BUSINESS--Reinsurance."

         In connection with the Acquisition, SHC acquired a bank term loan and procured a revolving bank credit facility. On May 28, 1997, the date of ESIF's conversion, Summit entered into a new credit facility with First Union National Bank of North Carolina whereby the then-existing debt was restructured. Under this new credit facility, the outstanding debt pertaining to the term loan was established at $32.7 million, and the maximum amount available for borrowings under a revolving line of credit was established at $5.0 million. The interest rate applicable to this debt package was also established at the prime lending rate plus 1%.

         In December 1997, Summit secured, with SunTrust Bank of Tampa Bay, a $30.0 million revolving line of credit which offered more favorable terms and greater flexibility than that of the existing debt. Of this line of credit, $25.0 million was utilized to extinguish all other debt. At December 31, 1997, the balance outstanding under this revolving line of credit was $16.5 million. Interest on this revolving debt ranges from LIBOR plus 1.5% to LIBOR plus 2.25%. Availability under this revolving line of credit reduces by $4.0 million annually until the loan maturity date which is the last business day of 2003.

         As collateral for the debt outstanding at December 31, 1997, Summit has pledged all of the issued and outstanding capital stock of two subsidiaries of SHC, Summit Consulting, Inc. and Summit Healthcare Holdings, Inc. As a condition for this debt, the Company must comply with certain financial convenants and operating restrictions, to which the Company has so complied.

         For the fiscal years ended March 31, 1996 and 1997, net cash provided by operating activities was $10.8 million and $5.7 million, respectively, while net cash used in investing activities was $47.1 million and $1.5 million, respectively. During the year ended March 31, 1996, cash of $44.0 million was provided through debt proceeds, and most of these proceeds were utilized in financing activities relating to the Acquisition. In the year ended March 31, 1997, cash of $11.3 million was used to reduce this debt. During the nine months ended December 31, 1996, net cash provided by operations was $10.7 million while net cash of $13.3 million was utilized in operations during the nine-month period ended December 31, 1997. For this 1996 period, the net cash provided was primarily due to the collection of $9.7 million of income taxes recoverable. The utilization of cash during the 1997 nine-month period was related primarily to the increase in reinsurance recoverables and the reduction of loss and LAE reserves.

         Relating to investing activities, cash was utilized in net amounts of $3.0 million and $26.0 million during the nine months ended December 31, 1996 and 1997, respectively, primarily the result of net purchases of investments. Cash of $11.0 million was used in financing activities during the nine months ended December 31, 1996 representing payments on debt. During the nine months ended December 31, 1997, net cash of $41.6 million was generated from financing activities. Of this amount, $16.1 million was used to reduce the Company's debt obligation and $57.7 million was provided as net proceeds on the sales of the Company's capital stock. The Company expects to redeem the Series A Preferred Stock from future surpluses in excess of statutorily required capital.

         The Company's balance sheets as of March 31, 1996 and 1997, and December 31, 1996 and 1997, reflect recoverables from the SDTF in an amount of $20.1 million, $21.0 million, $21.1 million and $23.8 million, respectively. The Company received $5.6 million and $7.5 million in actual recoveries from the SDTF during the years ended March 31, 1996 and 1997, respectively, and $6.5 million and $3.5 million during the nine months ended December 31, 1996 and 1997, respectively.

         Although the SDTF has not charged adequate assessments to actuarially fund its claims liability, under a recent legislative enactment the SDTF law has been amended so that claims arising from accidents occurring on or after January 1, 1998 will not be accepted for reimbursement by the SDTF. The new legislation states the SDTF will be liable for reimbursement for applicable injuries that occur prior to January 1, 1998 and that assessments are to continue for funding purposes. The SDTF has not failed to make payments on accepted claims, and the Company has no reason to believe that the SDTF will fail to meet its obligations to pay accepted claims in the future, although there can be no assurance thereof. Should the SDTF fail to met such obligations, the Company believes that the existing reimbursement obligations of the SDTF would become general obligations of the State of Florida, although there is no assurance that a reviewing court would adopt that view. The SDTF has made no acknowledgment with regard to the enforceability of its reimbursement obligations to insurers such as the Company. See "ITEM 1. BUSINESS--Regulation--Special Disability Trust Fund."

         As a self-insurance fund, ESIF recorded for statutory reporting an asset of $47.4 million and $44.4 million at March 31, 1996 and March 31, 1997, respectively, for future investment income determined by discounting loss and LAE reserves at a statutorily prescribed rate. Following its conversion to a stock insurance company, Bridgefield is permitted to record discounts only on permanent disability cases. The amount of such discount, combined with that of Bridgefield Casualty, is estimated at approximately $4.7 million, $4.4 million and $4.1 million at March 31, 1996, March 31, 1997 and December 31, 1997, respectively. ESIF's statutory basis surplus as a self-insurance fund was approximately $21.8 million at March 31, 1997. Following its conversion to a stock insurance company and the related public offering of the Company's Common Stock which resulted in net proceeds contributed to Bridgefield of approximately $48 million, plus $7.1 million of additional statutory capital which resulted from the simultaneous reorganization, Bridgefield's statutory basis surplus as a stock insurance company was approximately $53.8 million at December 31, 1997. Such capital and surplus is considered adequate to satisfy the requirements of the Florida Insurance Code. From time to time, the Company may be required to increase the capital surplus of the Insurance Subsidiaries to remain in compliance with state regulatory requirements. If the Company is unable to generate sufficient capital, either internally or from outside sources, it could be required to reduce its growth. There can be no assurance that capital will continue to be available when needed or, if available, will be on terms acceptable to the Company.

         The NAIC has recently adopted risk-based capital standards to establish the capital requirements of an insurance carrier based upon the risks inherent in its operations. The standards, which have become effective in Florida under a bill recently passed by the Florida legislature, require the computation of a risk-based capital amount which is then compared to a carrier's actual total adjusted capital. The computation involves applying various financial factors to address four primary risks: asset risk, insurance underwriting risk, credit risk and off-balance sheet risk. These standards provide for regulatory intervention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. In July 1997, the Florida legislature adopted the provisions of these risk-based capital standards. The Company exceeds such risk-based capitalization levels, as recommended by the NAIC.

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

Year 2000

         Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project for the Company is estimated to cost approximately $0.5 million and is anticipated to be completed prior to the year 2000.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the Company and the report of independent auditors thereon are set forth following the Index of Financial Statements on page F-1 of this report:

             Consolidated Balance Sheets as of March 31, 1997 and December 31,
               1997

             Consolidated Statements of Income for the years ended March 31,
               1996 and 1997 and the nine months ended December 31, 1996 (unaudited) and December 31, 1997

             Consolidated Statements of Changes in Equity for the years ended
               March 31, 1996 and 1997 and the nine months ended December 31, 1996 (unaudited) and December 31, 1997

             Consolidated Statements of Cash Flows for the years ended March 31,
               1996 and 1997 and the nine months ended December 31, 1996 (unaudited) and December 31, 1997

             Notes to Consolidated Financial Statements

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the directors of the Company will be set forth under the captions "Proposal 1--Election of Directors--Nominees" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders to be held on May 27, 1998 (the "1998 Proxy Statement"). Such information is incorporated herein by reference. Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, information relating to the executive officers of the Company is set forth in Part I, Item 4(A) of this report under the caption "Executive Officers of the Registrant." Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by directors and executive officers of the Company and beneficial owners of more than 10% of the Company's Common Stock will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1998 Proxy Statement. Such information is incorporated herein by reference. The 1998 Proxy

Statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

         Information relating to executive compensation will be set forth under the captions "Proposal 1--Election of Directors" and "Executive Compensation" in the 1998 Proxy Statement. Such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding ownership of the Company's securities by certain persons will be set forth under the caption "Stock Ownership" in the 1998 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and transactions between the Company and certain non-employee directors of the Company will be set forth under the captions "Proposal 1--Election of Directors--Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the 1998 Proxy Statement. Such information is incorporated herein by reference.



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

                      Consolidated Balance Sheets as of March 31, 1997 and
                        December 31, 1997

                      Consolidated Statements of Income for the years ended
                        March 31, 1996 and 1997 and the nine months ended December 31, 1996 (unaudited) and December 31, 1997

                      Consolidated Statements of Changes in Equity for the years ended March 31, 1996 and 1997 and the nine months ended December 31, 1996 (unaudited) and December 31, 1997

                      Consolidated Statements of Cash Flows for the years ended
                        March 31, 1996 and 1997 and the nine months ended December 31, 1996 (unaudited) and December 31, 1997

                      Notes to Consolidated Financial Statements


                  2.  Financial Statement Schedules

                      The following financial statement schedules are set forth
                  beginning on page S-1 of this report:

                      Schedule I - Summary of Investments

                      Schedule II - Condensed Financial Statements of Registrant

                      Schedule IV - Reinsurance

                      Schedule V - Supplemental Information Concerning Insurance
                        Operations

                  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the consolidated financial statements or notes thereto.

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

                  2.1 Amended Plan of Conversion and Recapitalization of Employers Self Insurers Fund. (Exhibit 2.1 of Registration Statement on Form S-1 (File No. 333-16499)).

                  2.2 Recapitalization Agreement between Summit and Employers Self Insurers Fund. (Exhibit 2.2 of Registration Statement on Form S-1 (File No. 333-16499)).

                  2.3 Order of the Florida DOI approving the Plan of Conversion. (Exhibit 2.3 of Registration Statement on Form S-1 (File No. 333-16499)).

                  3.1 Articles of Incorporation of Summit. (Exhibit 3.1 of Registration Statement on Form S-1 (File No. 333-16499)).

                  3.2 Bylaws of Summit. (Exhibit 3.2 of Registration Statement on Form S-1 (File No. 333-16499)).

                  3.3 Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Summit. (Exhibit 3.3 of Registration Statement on Form S-1 (File No. 333-16499)).

                  4.1 Specimen Stock Certificate of the Common Stock of Summit. (Exhibit 4.1 of Registration Statement on Form S-1 (File No. 333-16499)).

                  4.2 Specimen Stock Certificate of the Series A Preferred Stock of Summit. (Exhibit 4.2 of Registration Statement on Form S-1 (File No. 333-16499)).

                 10.1 Employment Agreement between Summit and William B. Bull. (Exhibit 10.1 of the Form 10-K for the fiscal year ended March 31, 1997).

                 10.2 Employment Agreement between Summit and Russell L. Wall. (Exhibit 10.2 to the Form 10-K for the fiscal year ended March 31, 1997).

                 10.3 Credit Agreement dated May 28, 1997 among Summit, the Lenders named therein and First Union National Bank of North Carolina, as Agent. (Exhibit 10.1 of Current Report on Form 8-K (Date of Report: May 21, 1997)).

                  10.4 Credit Agreement among Summit and the Subsidiaries of Summit (other than Insurance Subsidiaries) and SunTrust Bank, Tampa Bay, dated as of December 11, 1997.

                  10.5 Summit 1996 Long-Term Incentive Plan. (Exhibit 10.4 of Registration Statement on Form S-1 (File No. 333-16499)).

                  10.6     The Summit Consulting, Inc. Retirement Plan. (Exhibit
                           10.5 of Registration Statement on Form S-1 (File No. 333-16499)).

                  10.7 Amendment No. 1 to The Summit Consulting, Inc. Retirement Plan. (Exhibit 10.6 of Registration Statement on Form S-1 (File No. 333-16499)).

                  10.8 Amendment No. 2 to The Summit Consulting, Inc. Retirement Plan. (Exhibit 10.7 of Registration Statement on Form S-1 (File No. 333-16499)).

                  10.9 Third Amendment to The Summit Consulting, Inc. Retirement Plan. (Exhibit 10.8 to the Form 10-K for the fiscal year ended March 31, 1997).

                 10.10 Summit Retirement Plan, Amended and Restated Effective September 1, 1997.

                 10.11 Florida Retail Federation Self Insurers Fund Administrator's Contract, with Assignment and Addendum. (Exhibit 10.8 of Registration Statement on Form S-1 (File No. 333-16499)).

                 10.12 Louisiana Employers Safety Association Self Insurers Fund Administrator's Contract, with Addendum. (Exhibit 10.9 of Registration Statement on Form S-1 (File No. 333-16499)).

                 10.13 Louisiana Retailers Association Self Insurers Fund Administrator's Contract, with Addendum. (Exhibit
                           10.10 of Registration Statement on Form S-1 (File No. 333-16499)).

                 10.14 Managing General Agent Agreement By and Between Summit Consulting, Inc. of Louisiana and Louisiana Employers Mutual Insurance Company, dated May 29, 1997.

                 10.15 Kentucky Retail Federation Self Insurers Fund Administrator's Contract. (Exhibit 10.11 of Registration Statement on Form S-1 (File No. 333-16499)).

                  16.1 Letter from Brinton & Mendez relating to change in accountants. (Exhibit 16.1 of Registration Statement on Form S-1 (File No. 333-16499)).

                  21.1 Subsidiaries of Summit. (Exhibit 21.1 of Registration Statement on Form S-1 (File No. 333-16499)).

                  23.1     Consent of Ernst & Young, LLP

                  27.1     Financial Data Schedule (for SEC use only).

         (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

         (c)      See Item 14(a)(3) above.

         (d)      See Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March ___, 1998.

                                       SUMMIT HOLDING SOUTHEAST, INC.


                                       By:
                                          -------------------------------------
                                          William B. Bull
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March __, 1997.

             Signature                                           Title
             ---------                                           -----

-------------------------------------          President, Chief Executive Officer,
William B. Bull                                  and Director (principal executive officer)


-------------------------------------          Chairman of the Board of Directors
Greg C. Branch


-------------------------------------          Director
C. C. Dockery


-------------------------------------          Director
John A. Gray


-------------------------------------          Director
Robert L. Noojin, Jr.


-------------------------------------          Director
Thomas s. Petcoff


-------------------------------------          Director
Robert Siegel


-------------------------------------          Vice President of Finance
Russell L. Wall                                  (principal financial and
                                                 accounting officer)

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

EXHIBIT NO.                                           DESCRIPTION                                           PAGE
-----------                                           -----------                                           ----

 2.1     Amended Plan of Conversion and Recapitalization of Employers Self Insurers
         Fund.  (Exhibit 2.1 of Registration Statement on Form S-1 (File No. 333-16499)).

 2.2     Recapitalization Agreement between Summit and Employers Self Insurers Fund.
         (Exhibit 2.2 of Registration Statement on Form S-1 (File No. 333-16499)).

 2.3     Order of the Florida DOI approving the Plan of Conversion. (Exhibit 2.3 of
         Registration Statement on Form S-1 (File No. 333-16499)).

 3.1     Articles of Incorporation of Summit. (Exhibit 3.1 of Registration
         Statement on Form S-1 (File No. 333-16499)).

 3.2     Bylaws of Summit.  (Exhibit 3.2 of Registration Statement on Form S-1
         (File No. 333-16499)).

 3.3     Form of Certificate of Designation, Preferences and Rights of Series A Preferred
         Stock of Summit.  (Exhibit 3.3 of Registration Statement on Form S-1
         (File No. 333-16499)).

 4.1 Specimen Stock Certificate of the Common Stock of Summit . (Exhibit 4.1 of Registration Statement on Form S-1 (File No. 333-16499)).

 4.2     Specimen Stock Certificate of the Series A Preferred Stock of Summit.
         (Exhibit 4.2 of Registration Statement on Form S-1 (File No. 333-16499)).

10.1     Employment  Agreement between Summit and William B. Bull. (Exhibit 10.1 of the Form
         10-K for the fiscal year ended March 31, 1997).

10.2     Employment  Agreement between Summit and Russell L. Wall. (Exhibit 10.2 to the Form
         10-K for the fiscal year ended March 31, 1997).

 10.3 Credit Agreement dated May 28, 1997 among Summit, the Lenders named therein and First Union National Bank of North Carolina, as Agent. (Exhibit 10.1 of Current Report on Form 8-K (Date of Report: May 21,
         1997)).

 10.4 Credit Agreement among Summit and the Subsidiaries of Summit (other than Insurance Subsidiaries) and SunTrust Bank, Tampa Bay, dated as of December 11, 1997.

 10.5 Summit 1996 Long-Term Incentive Plan. (Exhibit 10.4 of Registration Statement on Form S-1 (File No. 333-16499)).

 10.6 The Summit Consulting, Inc. Retirement Plan. (Exhibit 10.5 of Registration Statement on Form S-1 (File No. 333-16499)).

 10.7 Amendment No. 1 to The Summit Consulting, Inc. Retirement Plan. (Exhibit 10.6 of Registration Statement on Form S-1 (File No. 333-16499)).

 10.8 Amendment No. 2 to The Summit Consulting, Inc. Retirement Plan. (Exhibit 10.7 of Registration Statement on Form S-1 (File No. 333-16499)).

 10.9    Third Amendment to The Summit Consulting, Inc. Retirement Plan (Exhibit
         10.8 to the Form 10-K for the fiscal year ended March 31, 1997).

10.10    Summit Retirement Plan, Amended and Restated Effective September 1,
         1997.

10.11 Florida Retail Federation Self Insurers Fund Administrator's Contract, with Assignment and Addendum. (Exhibit 10.8 of Registration Statement on Form S-1 (File No. 333-16499)).

10.12 Louisiana Employers Safety Association Self Insurers Fund Administrator's Contract, with Addendum. (Exhibit 10.9 of Registration Statement on Form S-1 (File No. 333-16499)).

10.13 Louisiana Retailers Association Self Insurers Fund Administrator's Contract, with Addendum. (Exhibit 10.10 of Registration Statement on Form S-1 (File No. 333-16499)).

10.14 Managing General Agent Agreement By and Between Summit Consulting, Inc. of Louisiana and Louisiana Employers Mutual Insurance Company, dated May 29, 1997.

10.15 Kentucky Retail Federation Self Insurers Fund Administrator's Contract. (Exhibit 10.11 of Registration Statement on Form S-1 (File No. 333-16499)).

16.1 Letter from Brinton & Mendez relating to change in accountants. (Exhibit 16.1 of Registration Statement on Form S-1 (File No. 333-16499)).

21.1 Subsidiaries of Summit. (Exhibit 21.1 of Registration Statement on Form S-1 (File No. 333-16499)).

23.1     Consent of Ernst & Young, LLP

27.1     Financial Data Schedule - (for SEC use only).

                          INDEX OF FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----
Report of Ernst & Young LLP...........................................   F-2

Consolidated Balance Sheets as of March 31, 1997
   and December 31, 1997..............................................   F-3

Consolidated Statements of Income for the years ended
   March 31, 1996 and 1997 and the nine months ended
   December 31, 1996 (unaudited) and 1997.............................   F-4

Consolidated Statements of Changes in Equity for the years
   ended March 31, 1996 and 1997 and the nine months ended
   December 31, 1996 (unaudited) and 1997.............................   F-5

Consolidated Statements of Cash Flows for the years ended
   March 31, 1996 and 1997 and the nine months ended
   December 31, 1996 (unaudited) and 1997.............................   F-6

Notes to Consolidated Financial Statements............................   F-7

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Summit Holding Southeast, Inc.

We have audited the accompanying consolidated balance sheets of Summit Holding Southeast, Inc. and subsidiaries (the "Company") as of March 31, 1997 and December 31, 1997, and the related consolidated statements of income, changes in equity, and cash flows for the years ended March 31, 1996 and 1997, and for the nine months ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 1997 and December 31, 1997, and the results of their operations and their cash flows for the years ended March 31, 1996 and 1997, and for the nine months ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                      ERNST & YOUNG LLP


Jacksonville, Florida
March 6, 1998

                 SUMMIT HOLDING SOUTHEAST, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     MARCH 31     DECEMBER 31
                                                                       1997          1997
                                                                       ----          ----
                                     ASSETS

Investments:
  Fixed maturities ............................................      $180,075      $221,228
  Equity securities ...........................................        18,286        21,691
  Short-term investments ......................................        14,733         6,537
                                                                     --------      --------
         Total investments ....................................       213,094       249,456
Cash and cash equivalents .....................................         3,578         5,757
Premiums receivable (net of $2,566 and $2,672
  allowance for doubtful accounts, respectively) ..............        42,397        63,077
Reinsurance recoverable .......................................        94,087       117,722
Recoverable from Florida Special Disability Trust Fund ........        20,979        23,833
Deferred policy acquisition costs .............................            --           973
Accrued investment income .....................................         3,129         3,906
Property and equipment, net ...................................         1,452         1,333
Goodwill, net .................................................        44,651        43,242
Other intangible assets, net ..................................        11,078         9,498
Deferred income taxes .........................................        14,869        11,701
Other assets ..................................................         8,694         4,153
                                                                     --------      --------
         Total assets .........................................      $458,008      $534,651
                                                                     ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Loss and loss adjustment expense reserves ...................      $358,744      $347,068
  Debt ........................................................        32,675        16,540
  Unearned premiums ...........................................         5,794        36,633
  Other policyholders' funds ..................................        16,786        14,015
  Accounts payable and accrued expenses .......................        13,093        15,000
  Deferred revenue ............................................         3,915         4,653
  Income taxes payable ........................................           585         2,408
                                                                     --------      --------
         Total liabilities ....................................       431,592       436,317
                                                                     --------      --------
Shareholders' equity:
  Common stock, $.01 par; 20,000,000 shares authorized;
    5,791,100 shares issued and outstanding ...................            --            58
  Additional paid-in capital ..................................            --        57,643
  Series A, 4% cumulative preferred stock, $10.00 par;
    5,000,000 authorized; 1,639,701 shares issued
    and outstanding ...........................................            --        16,397
  Retained earnings ...........................................        25,899        18,052
  Net unrealized appreciation of available-for-sale
    securities, less applicable deferred income taxes .........           517         6,184
                                                                     --------      --------
         Total shareholders' equity ...........................        26,416        98,334
                                                                     --------      --------

         Total liabilities and shareholders' equity ...........      $458,008      $534,651
                                                                     ========      ========

          See accompanying notes to consolidated financial statements.

                 SUMMIT HOLDING SOUTHEAST, INC. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              YEAR ENDED                  NINE MONTHS ENDED
                                                                               MARCH 31                      DECEMBER 31
                                                                               --------                      -----------
                                                                         1996            1997            1996            1997
                                                                         ----            ----            ----            ----
                                                                                                     (UNAUDITED)
Revenue:
  Premiums earned ....................................                $ 114,893       $  97,321       $  74,509       $  19,532
  Administrative fees .................................................   7,665          33,303          25,762          22,828
  Net investment income ...............................................  13,210          12,770           9,606          11,117
  Net realized investment gains .......................................   4,354             687             366           1,551
  Other income ........................................................     206             692             568             229
                                                                      ---------       ---------       ---------       ---------
         Total revenue ................................................ 140,328         144,773         110,811          55,257
                                                                      ---------       ---------       ---------       ---------
Losses and expenses:
  Losses and loss adjustment expenses .................................  94,844          65,152          50,236          12,452
  Other underwriting, general and administrative
    expenses ..........................................................  43,657          60,675          45,837          24,765
  Amortization and depreciation .......................................   1,103           4,733           3,729           3,417
  Interest expense ....................................................     847           3,521           2,719           1,935
                                                                      ---------       ---------       ---------       ---------
         Total losses and expenses .................................... 140,451         134,081         102,521          42,569
                                                                      ---------       ---------       ---------       ---------

Income (loss) from continuing operations
  before federal income taxes ...................................          (123)         10,692           8,290          12,688
Federal income tax expense (benefit) ............................          (505)          3,717           3,057           4,138
                                                                      ---------       ---------       ---------       ---------
Income from continuing operations ...............................           382           6,975           5,233           8,550
                                                                      ---------       ---------       ---------       ---------

Discontinued operations:
  Loss from discontinued operations (net of
    income tax benefit of $121, $460 and $460, respectively).....          (197)           (893)           (893)             --
  Loss on disposal of discontinued operations
   (net of tax benefit of $184 and $184 respectively)............            --            (357)           (357)             --
                                                                      ---------       ---------       ---------       ---------
Loss from discontinued operations ...............................          (197)         (1,250)         (1,250)             --
                                                                      ---------       ---------       ---------       ---------
Income before extraordinary charge ..............................           185           5,725           3,983           8,550
Extraordinary charge for conversion costs
  (net of income tax benefit of $328  ...........................            --          (1,485)           (785)             --
  and $474, respectively                                              ---------       ---------       ---------       ---------

         Net income .............................................     $     185       $   4,240       $   3,198       $   8,550
                                                                      =========       =========       =========       =========

Basic earnings per common share .................................                                                     $    1.43
                                                                                                                      =========

Diluted earnings per common share................................                                                     $    1.40
                                                                                                                      =========

          See accompanying notes to consolidated financial statements.

                 SUMMIT HOLDING SOUTHEAST, INC. AND SUBSIDIARIES


                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

                       YEARS ENDED MARCH 31, 1996 AND 1997
              AND THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1997
                                 (IN THOUSANDS)

                                                                                             NET
                                                                                          UNREALIZED
                                                                                         APPRECIATION
                                                                                        (DEPRECIATION)
                                                                                        OF AVAILABLE-
                                               ADDITIONAL                                  FOR-SALE
                                   COMMON        PAID-IN      PREFERRED     RETAINED       SECURITY
                                    STOCK        CAPITAL        STOCK       EARNINGS      INVESTMENTS       TOTAL
                                  --------     ---------      --------      --------    -------------     --------
Balance at March 31, 1995 ..      $     --      $     --      $     --      $ 21,474       $ (1,409)      $ 20,065
Net income .................            --            --            --           185             --            185
Change in net unrealized
    investment gains .......            --            --            --            --          2,904          2,904
                                  --------      --------      --------      --------       --------       --------

Balance at March 31, 1996 ..            --            --            --        21,659          1,495         23,154
Net income .................            --            --            --         3,198             --          3,198
Change in net unrealized
    investment gains .......            --            --            --            --          1,026          1,026
                                  --------      --------      --------      --------       --------       --------

Balance at December 31, 1996            --            --            --        24,857          2,521         27,378
Net income .................            --            --            --         1,042             --          1,042
Change in net unrealized
    investment gains .......            --            --            --            --         (2,004)        (2,004)
                                  --------      --------      --------      --------       --------       --------

Balance at March 31, 1997 ..            --            --            --        25,899            517         26,416
Issuance of common stock ...            58        57,643            --            --             --         57,701
Issuance of preferred stock             --            --        16,397       (16,397)            --             --
Net income .................            --            --            --         8,550             --          8,550
Change in net unrealized
    investment gains .......            --            --            --            --          5,667          5,667
                                  --------      --------      --------      --------       --------       --------

Balance at December 31, 1997      $     58      $ 57,643      $ 16,397      $ 18,052       $  6,184       $ 98,334
                                  ========      ========      ========      ========       ========       ========


          See accompanying notes to consolidated financial statements.

                 SUMMIT HOLDING SOUTHEAST, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        YEAR ENDED                  NINE MONTHS ENDED
                                                                         MARCH 31                      DECEMBER 31
                                                                         --------                      -----------
                                                                   1996            1997            1996              1997
                                                                   ----            ----            ----              ----
                                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................      $     185       $   4,240       $   3,198          $  8,550
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Amortization and depreciation ..........................          1,103           4,733           3,729             3,417
  Net realized gains .....................................         (4,354)           (687)           (366)           (1,551)
  Allowance for doubtful accounts ........................           (600)          1,066           1,014               106
  (Increase) decrease in premiums receivable .............         12,898           5,943          (2,749)          (20,786)
  (Increase) decrease in reinsurance recoverable .........         (1,377)         17,510           4,460           (23,636)
  Increase in Special Disability Trust Fund recoverable ..         (4,181)           (919)         (1,078)           (2,854)
  Increase in deferred policy acquisition costs...........             --              --              --              (973)
  (Increase) decrease in accrued investment income .......            473            (193)           (100)             (777)
  (Increase) decrease in income taxes recoverable ........         (9,690)             --           9,690                --
  (Increase) decrease in deferred income taxes ...........          4,239             602             699              (248)
  (Increase) decrease in other assets ....................         (7,776)          9,944             675             4,542
  (Increase) decrease in discontinued operations .........           (588)            588             588                --
  Increase (decrease) in loss and loss adjustment expenses         20,240         (28,888)        (10,709)          (11,677)
  Increase in unearned premiums ..........................          1,042           4,752           8,872            30,839
  Decrease in other policyholders' funds..................         (2,273)        (18,086)             --            (2,769)
  Increase (decrease) in accounts payable and accrued
    expenses .............................................           (935)          7,942          (4,137)            1,908
  Increase (decrease) in deferred revenue ................          7,298          (3,469)         (3,371)              737
  Increase (decrease) in income taxes payable ............         (4,878)            585             303             1,823
                                                                ---------       ---------       ---------          --------
Net cash provided by (used in) operating activities ......         10,826           5,663          10,718           (13,349)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities ........................       (979,829)       (238,324)       (201,739)         (102,938)
Disposal and maturity of investment securities ...........        972,918         236,188         198,203            77,208
Purchase of property and equipment .......................         (2,697)           (669)           (518)             (317)
Proceeds from sales of property and equipment ............             --           1,343           1,067                 9
Purchase of Summit Holding Corporation ...................        (37,500)             --              --                --
                                                                ---------       ---------       ---------          --------
Net cash used in investing activities ....................        (47,108)         (1,462)         (2,987)          (26,038)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt .......................................         44,000              --              --            25,040
Payments on debt .........................................             --         (11,325)        (11,000)          (41,175)
Net proceeds from sales of capital stock..................             --              --              --            57,701
                                                                ---------       ---------       ---------         ---------
Net cash provided by (used in) financing activities ......         44,000         (11,325)        (11,000)           41,566
                                                                ---------       ---------       ---------         ---------
Net increase (decrease) in cash and cash equivalents .....          7,718          (7,124)         (3,269)            2,179
Beginning cash and cash equivalents ......................          2,984          10,702          10,702             3,578
                                                                ---------       ---------       ---------         ---------
Ending cash and cash equivalents .........................      $  10,702       $   3,578       $   7,433         $   5,757
                                                                =========       =========       =========         =========


          See accompanying notes to consolidated financial statements.

                SUMMIT HOLDING SOUTHEAST, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             MARCH 31, 1996 AND 1997 AND DECEMBER 31, 1996 AND 1997

1.  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization

         Summit Holding Southeast, Inc. ("Summit") is the holding company for Bridgefield Employers Insurance Company ("Bridgefield"), the successor, as of May 28, 1997, to Employers Self Insurers Fund ("ESIF"), and for Summit Holding Corporation ("SHC"). On May 28, 1997, ESIF completed a conversion from a group self-insurance fund to a stock property and casualty insurance company. Concurrent with this conversion, ESIF's name was changed to Bridgefield, and the new holding company, Summit, issued (i) 1.64 million shares of its Series A preferred stock to the eligible former policyholders or members of ESIF in exchange for the extinguishment of the membership interests of such policyholders of ESIF, including the elimination of the assessability feature of the membership interests, and (ii) 5.79 million shares of its common stock to subscribing former policyholders or members of ESIF, certain members of management, and the public in a subscription offering and subsequent public offerings. At the same time, and in connection with a recapitalization to simplify Summit's corporate structure, all of the capital stock of SHC, which had been owned by ESIF and one of its subsidiaries prior to the conversion, was acquired by Summit, and SHC became a wholly owned subsidiary of Summit. In addition, as part of the recapitalization, SHC's ownership of Bridgefield Casualty Insurance Company ("Bridgefield Casualty") was transferred to Bridgefield.

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

         Subsequent to the conversion and recapitalization, the Company's business is comprised of two major operating segments. Summit's insurance subsidiaries, Bridgefield and Bridgefield Casualty (the "insurance subsidiaries"), continue to underwrite and assume the underwriting risks with respect to workers' compensation insurance policies for Florida employers and are regulated by the Department of Insurance of the State of Florida (the "Florida DOI"). Summit's administrative subsidiaries (SHC and subsidiaries) (the "administrative subsidiaries") continue to provide administrative services (including sales and agency relations, underwriting, claims administration, loss control, policy administration, and financial management) to the insurance subsidiaries and several unaffiliated self-insurance funds.

         ESIF was formed in 1978 for the stated purpose of providing statutory workers' compensation coverage for Florida employers of all sizes, primarily in the construction, manufacturing, wholesale and retail, and service industries. An indemnity agreement issued by ESIF indemnified the member employer against loss or liability relating to workers' compensation insurance risks. Any employer that obtained workers' compensation coverage from ESIF automatically became a member of ESIF with certain rights, including voting privileges and rights to receive any distributions of profits or surplus if so declared by ESIF's Trustees or upon liquidation. However, all members of ESIF were subject to joint and several liability for the obligations of ESIF. ESIF did not operate for the purpose of generating profits, but it did retain a portion of its earnings and profits in order to avoid making assessments against its members. Occasionally during its operating history, ESIF did pay a distribution of profits to its members, but it never made an assessment against its members.

         Bridgefield also wholly owns a Grand Cayman Island domiciled reinsurance subsidiary, U.S. Employers Insurance, Inc. ("USEI"), whose underwriting operations are eliminated in consolidation (see Note 5).

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

         In August 1997, Bridgefield changed its fiscal year end from March 31 to December 31 in order to better facilitate the consolidated reporting with Summit, its subsidiaries, and affiliates. Accordingly, the accompanying financial statements include a consolidated balance sheet and a consolidated statement of income as of and for the nine months ended December 31, 1997. A consolidated statement of income for the nine months ended December 31, 1996 is also provided for comparison purposes.

Use of Estimates and Assumptions

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

Recognition of Revenues

         Workers' compensation insurance premiums are based on rates established by the National Council on Compensation Insurance. Premium revenues generally are recognized over the life of the related policies on the daily pro rata method with a reserve for unearned premiums established for the unexpired portion of the premiums applicable to those policies. Similarly, premiums ceded under reinsurance contracts are recognized on a daily pro rata basis corresponding earned premiums subject to such contracts. Adjustments to revenue for premium audits are recognized in the period in which such audits are finalized.

         For retrospectively rated policies, the ultimate premium for a period is determined on the basis of the insured's loss experience. If an insured's incurred losses are less than expected, the Company may be required to refund a portion of the premiums previously collected. The Company considers loss development experience through the date of the financial statements in estimating the ultimate premium and, as adjustments to premiums become necessary as a result of loss development, such adjustments are recognized in current operations.

         Administrative fee revenue is recognized based upon a contractual administrative fee percentage of premiums earned by the unaffiliated self-insurance funds to whom the Company's administrative subsidiaries provides services. Fees for administrative services provided to the Company's insurance subsidiaries have been eliminated in the accompanying consolidated income statements.

Deferred Policy Acquisition Costs

         All indemnity contracts issued by Bridgefield (formerly ESIF) prior to March 31, 1997 had a common anniversary date of April 1, and consequently, for Bridgefield, there was no deferred policy acquisition costs asset nor a liability for unearned premiums at March 31, 1997. The reserve for unearned premiums included in the accompanying balance sheet at March 31, 1997 pertains to Bridgefield Casualty, for which the related agent commissions were incurred as the premiums were earned, and other acquisition-related costs were insignificant.

         Policy acquisition costs represent costs directly related to the production or acquisition of new or renewal business, including agent commissions and Florida Department of Labor administration fees. These costs are deferred to the extent recoverable and are amortized over the period during which premiums are earned. The deferred policy acquisition costs asset reported in the accompanying balance sheet at December 31, 1997 represents the portion of policy acquisition costs corresponding to unearned premium reserves of the Company's insurance subsidiaries.

Income Taxes

         Income taxes have been provided using the liability method in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under that method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates.

Investments

         In 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement requires that debt investment securities are to be classified as either "held-to-maturity" (carried at amortized cost), "trading" (carried at fair value with unrealized gains and losses reported in income), or "available-for-sale" (carried at fair value with unrealized gains and losses reported as a component of shareholders' equity). Equity securities are to be classified as either trading or available-for-sale.

         The Company recognizes there may be occasions where it is necessary and appropriate to sell a security prior to its maturity in response to changes in circumstances. Recognizing this need for the ability to proactively respond to changes in tax position and in market conditions, the Company has classified its entire investment portfolio as available-for-sale.

         Accordingly, all investments in the accompanying consolidated balance sheets are reported at estimated fair value with the corresponding net unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Gains and losses realized through the sale of investments are included as a separate component in the accompanying consolidated statements of income. The cost of fixed maturities sold is determined principally on the specific identification method, while the cost of equity securities sold is based on the first-in-first-out method.

         Short-term investments are reported at cost.

         In the normal course of business, the Company is party to financial instruments, none of which have significant off-balance-sheet risks.

Loss and Loss Adjustment Expense Reserves

         The reserves for unpaid losses and loss adjustment expenses ("LAE") represent management's best estimate of the ultimate cost of the losses and LAE that are unpaid at the balance sheet date including incurred but not reported claims. Such reserves are established by management based upon (i) results of actuarial reviews which incorporate the Company's experience with similar cases, estimates of future claim trends, and historical trends such as recurring loss payment and reporting patterns, claim closures and product mixes; (ii) facts known to the Company, and (iii) regulatory requirements. These reserves are continually reviewed and as adjustments become necessary, such adjustments are included in current operations.

         The reserves for permanent indemnity disability claims have been discounted at a rate of 4% as permitted under section 625.091, Florida Statutes, with such discount computed based upon the Company's anticipated payout patterns. The amount of this discount was $4.4 million and $4.0 million at March 31, 1997 and December 31, 1997, respectively.

Reinsurance

         Under FASB Statement No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", all assets and liabilities related to reinsurance ceded contracts are reported on a gross basis rather than the previous practice of reporting such liabilities net of reinsurance. Accordingly, amounts recoverable from reinsurers are reported separately as assets in the accompanying consolidated balance sheets, and loss and LAE reserves are reported exclusive of such recoverable amounts (also see
Note 5).

         In the accompanying consolidated statements of income, premiums earned and losses incurred are reported net of reinsurance ceded (also see Note 5). Reinsurance arrangements allow management to control exposure to potential losses arising from large risks. All of the insurance subsidiaries' reinsurance is effected under quota share and excess of loss reinsurance contracts, the general terms of which are described in Note 5. Losses and LAE recoverable from reinsurers are estimated in a manner consistent with the loss and LAE reserves associated with the reinsured policies. Similarly, reinsurance premiums are accounted for on bases consistent with those used in accounting for the related original policies issued and the terms of the reinsurance contracts.

Guaranty Fund Assessments

         Under Florida law, the Company's insurance subsidiaries are subject to state guaranty fund assessments, the purpose of which is to collect money from solvent insurance companies and self-insurance funds to cover certain losses to policyholders or members of insolvent insurance companies or self-insurance funds, after assessment of the policyholders or members of such insolvent companies or funds. This type of guaranty fund is separate from the Florida Special Disability Trust Fund (the "SDTF") which is designed to reimburse insurers for certain benefits paid to previously injured workers as discussed in the accompanying Note 13 to these consolidated financial statements.

         Florida Statutes limit the guaranty fund assessment to a maximum of 2% of direct written premiums annually. However, due to the many uncertainties regarding the ultimate amount of assessments, if any, the Company's policy is to recognize its obligation for guaranty fund assessments upon the receipt of notice thereof. Guaranty fund assessments charged to expense during the years ending March 31, 1996 and 1997 were $1.6 million and $1.4 million, respectively. In November 1997, based upon a recommendation of the Board of Directors of the Florida Workers' Compensation Insurance Guaranty Association, the Florida DOI certified an assessment in the amount of 1.5% of insurers' net direct written premiums for 1997. Accordingly, assessments charged to expense by the insurance subsidiaries during the nine months ended December 31, 1997 were $2.0 million.

Concentrations of Credit or Financial Risk

         Florida law currently allows the Company's insurance subsidiaries to write policies only in the State of Florida. Therefore, all of the insurance subsidiaries' premium revenues reported in the accompanying consolidated income statements were derived from policies offered to customers located in Florida. Accordingly, the Company could be adversely affected by economic downturns, significant unemployment, regulatory developments and other conditions that may occasionally occur in Florida and which may not as significantly affect its more geographically diversified competition.

'         SHC has significant amounts of administrative revenue associated with its third-party processing as a result of its contracts with several unaffiliated self-insurance funds. Changes with respect to these contracts could adversely affect the Company's business, financial condition, and results of operations.

         As further described in Note 5, the insurance subsidiaries have significant amounts recoverable and reported in the accompanying consolidated balance sheets as a result of ceding reinsurance under excess of loss and quota share reinsurance contracts.

Intangible Assets

         The majority of the Company's intangible assets were recorded in connection with the January 1996 acquisition of SHC (see Note 14). These intangible assets principally consist of customer accounts and contracts, purchased software, and the excess of costs over the fair value of identifiable net assets acquired (goodwill). The customer accounts and contracts, as well as the purchased software, are being amortized on a straight-line basis over the related estimated lives and contract periods which range from three to ten years. The excess of costs over the fair value of identifiable net assets acquired is being amortized on a straight-line basis over 25 years.

         Periodically, the Company evaluates the recoverability of the costs in excess of the fair value of net assets acquired and the costs associated with customer listings through a comparison of forecasted undiscounted cash flows of SHC and the remaining asset balances.

Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for improvements are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred. Upon sale or retirement, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in income. Depreciation has been provided using the straight-line method over the estimated useful lives of the related assets which range from five to ten years. Leasehold improvements are amortized on the straight-line method over the term of the related leases.

Cash and Cash Equivalents

         Cash and cash equivalents principally consists of demand deposits with financial institutions and highly liquid investments having original maturities of three months or less when purchased.

Allowance for Doubtful Accounts

         The allowance for doubtful accounts is based on the Company's experience with uncollectible premiums receivable and represents the Company's best estimate of the ultimate uncollectible amounts incurred through the balance sheet date.

Earnings Per Share

Earnings per share amounts, determined in accordance with SFAS 128, "Earnings Per Share", are presented for the period in 1997 subsequent to the Company's initial public offering.

Reclassifications

         Certain amounts in the financial statements as of and for the year ended March 31, 1997 have been reclassified to better conform with the presentation in the financial statements as of and for the nine months ended December 31, 1997.

2. INVESTMENTS

         The amortized cost and estimated fair value of available-for-sale fixed maturity investments are summarized as follows (in thousands):

                                                                         GROSS             GROSS          ESTIMATED
                                                      AMORTIZED       UNREALIZED        UNREALIZED           FAIR
                                                         COST            GAINS            LOSSES            VALUE
                                                         ----            -----            ------            -----
           AT MARCH 31, 1997
             U.S. Treasury and other U.S.
                 government agencies.............     $ 56,265          $   123           $ 1,142          $ 55,246
             States and political subdivisions...       83,455              421               559            83,317
             Corporate debt securities...........       41,861              173               522            41,512
                                                      --------          -------           -------          --------
           Total debt securities.................     $181,581          $   717           $ 2,223          $180,075
                                                      ========          =======           =======          ========

           AT DECEMBER 31, 1997
             U.S. Treasury and other U.S.
                 government agencies.............     $ 71,977          $ 1,685           $    84          $ 73,578
             States and political subdivisions...       93,005            2,316               222            95,099
             Corporate debt securities...........       45,733            1,441                76            47,098
             Other debt securities...............        5,601               26               174             5,453
                                                      --------          -------           -------          --------
           Total debt securities.................     $216,316          $ 5,468           $   556          $221,228
                                                      ========          =======           =======          ========

         Refer to Note 17 regarding the fair value of the Company's investment securities.

         The amortized cost and estimated fair value of fixed maturities at December 31, 1997, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                       ESTIMATED
                                                      AMORTIZED          FAIR
                                                        COST             VALUE
                                                        ----             -----
                                                            (IN THOUSANDS)
           Years to maturity:
             One or less.......................       $  5,176         $  5,196
             After one through five............         83,569           84,918
             After five through ten............        108,402          111,506
             After ten.........................         19,169           19,608
                                                      --------         --------
           Total...............................       $216,316         $221,228
                                                      ========         ========

         Like that for fixed maturities, unrealized gains and losses on investments in available-for-sale equity securities are reported directly in shareholders' equity, net of applicable deferred income taxes, and do not affect results of operations. The gross unrealized gains, gross unrealized losses, cost and estimated fair value of these investments are summarized as follows (in thousands):

                                                                          GROSS            GROSS        ESTIMATED
                                                                       UNREALIZED        UNREALIZED       FAIR
                                                        COST              GAINS            LOSSES         VALUE
                                                        ----              -----            ------         -----
           AT MARCH 31, 1997
             Preferred stocks..................        $ 4,452            $   95           $ --          $ 4,547
             Common stocks.....................         11,517             2,511            289           13,739
                                                       -------            ------           ----          -------
           Total equity securities.............        $15,969            $2,606           $289          $18,286
                                                       =======            ======           ====          =======

           AT DECEMBER 31, 1997
             Preferred stocks..................         $2,782               224           $ --          $ 3,006
             Common stocks.....................         13,929             4,992            236           18,685
                                                       -------            ------           ----          -------
           Total equity securities.............        $16,711            $5,216           $236          $21,691
                                                       =======            ======           ====          =======

         Proceeds from the sales of investments, and resulting realized gains and losses, are summarized as follows (in thousands):

                                                                                                           NET
                                                                        GROSS            GROSS           REALIZED
              YEAR ENDED      SECURITY                 SALES          REALIZED          REALIZED          GAINS
               MARCH 31       TYPE SOLD               PROCEEDS          GAINS            LOSSES          (LOSSES)
               --------       ---------               --------          -----            ------          --------
                 1996         Fixed maturities        $195,500         $ 3,235           $   616         $ 2,619
                              Equities                  12,293           1,782                47           1,735
                                                      --------         -------           -------         -------
                                 Total                $207,793         $ 5,017           $   663         $ 4,354
                                                      ========         =======           =======         =======

                 1997         Fixed maturities        $ 78,430         $   637           $ 1,030         $  (393)
                              Equities                   6,981           1,300               220           1,080
                                                      --------         -------           -------         -------
                                 Total                $ 85,411         $ 1,937           $ 1,250         $   687
                                                      ========         =======           =======         =======

              NINE MONTHS
                 ENDED
              DECEMBER 31
              -----------
                1996 (1)      Fixed maturities        $ 62,666         $   732           $   953         $  (221)
                              Equities                   4,515             695               108             587
                                                      --------         -------           -------         -------
                                 Total                $ 67,181         $ 1,427           $ 1,061         $   366
                                                      ========         =======           =======         =======

                1997          Fixed maturities        $ 60,533         $   423           $   254         $   169
                              Equities                   7,786           1,532               150           1,382
                                                      --------         -------           -------         -------
                                 Total                $ 68,319         $ 1,955           $   404         $ 1,551
                                                      ========         =======           =======         =======

----------------

(1)  Unaudited

         Major categories of net investment income are summarized as follows (in thousands):

                                                                                                  NINE MONTHS
                                                           YEAR ENDED MARCH 31                   ENDED DECEMBER 31
                                                           -------------------                   -----------------
                                                           1996           1997                1996              1997
                                                           ----           ----                ----              ----
                                                                                         (UNAUDITED)
           Income from:
             Fixed maturities...................         $10,923        $10,500             $ 7,805           $ 9,489
             Equity securities..................             534            874                 434               461
             Short-term investments and cash....           1,753          1,396               1,367             1,167
                                                         -------        -------             -------           -------
           Net investment income................         $13,210        $12,770             $ 9,606           $11,117
                                                         =======        =======             =======           =======

         In compliance with insurance regulations, at December 31, 1997 the Company has $5.1 million and $0.3 million of its investments and cash pledged to and on deposit with the Florida DOI.

3. PROPERTY AND EQUIPMENT

         The major components of property and equipment are as follows (in thousands):

                                                             MARCH 31   DECEMBER 31
                                                               1997        1997
                                                               ----        ----
           Furniture, fixtures and equipment.........         $1,794      $2,065
           Leasehold improvements....................            103         115
           Software..................................            270         284
                                                              ------      ------
                                                               2,167       2,464
           Less accumulated depreciation
               and amortization......................            715       1,131
                                                              ------      ------
                                                              $1,452      $1,333
                                                              ======      ======


         Depreciation and amortization expense for the years ended March 31, 1996 and 1997 was $0.2 million and $0.7 million, and for the nine months ended December 31, 1996 and 1997 was $0.6 million and $0.4 million, respectively. Substantially all property and equipment was acquired in the January 1996 acquisition of SHC (See Note 14).

4. INTANGIBLES

         Intangible assets consist of the following (in thousands):

                                                           MARCH 31   DECEMBER 31
                                                             1997         1997
                                                             ----         ----
           Goodwill..................................      $47,239      $46,916
           Other intangible assets:
             Customer accounts and contracts.........        6,608        6,608
             Purchased software......................        6,300        6,300
             Capitalized debt acquisition costs......          757          757
                                                           -------      -------
                                                            60,904       60,581
           Less accumulated amortization.............        5,175        7,841
                                                           -------      -------
                                                           $55,729      $52,740
                                                           =======      =======


5. REINSURANCE

         In accordance with general practice in the insurance industry, the insurance subsidiaries are engaged in reinsurance transactions to cede portions of their risks to other insurers. These reinsurance agreements do not relieve the insurance subsidiaries from their primary obligation to policyholders, but they do make the assuming reinsurers liable to the insurance subsidiaries for the reinsurance ceded. Therefore, the Company is subject to credit risk with respect to the obligations of its reinsurers, and any failure on the part of these reinsurers could have a material adverse effect on the Company's business, financial condition, and results of operations.

         Effective April 1, 1997, Bridgefield entered into quota share reinsurance agreements, in addition to existing excess of loss reinsurance agreements, with American Re-Insurance Company, St. Paul Fire and Marine Insurance Company, Constitution Reinsurance Corp., and Transatlantic Reinsurance Company. Accordingly, beginning on that date and for the nine months ended December 31, 1997, Bridgefield ceded an aggregate of 75% of the net premiums earned on workers' compensation during such period, and the reinsurers, in their respective proportions, have assumed that same percentage of the risks under such policies. In addition, Bridgefield recognized $22.9 million, during the nine months ended December 31, 1997, of ceding commissions under this quota share arrangement, and such commissions were recorded as a reduction to other underwriting, general and administrative expenses.

         The ceding of 75% of net premiums earned by Bridgefield during the nine months ended December 31, 1997, and the recognition of corresponding ceding commissions, resulted in significant reductions to earned premium revenue, losses and LAE, and other underwriting, general and administrative expenses from that recognized in the prior periods reported in the accompanying consolidated statements of income.

         Pertaining to the year ended March 31, 1997 and the nine months ended December 31, 1997, the largest net amount of risk retained by the insurance subsidiaries on any one occurrence is $500,000 and $50,000 with deductibles of $500,000 and $500,000, respectively. The insurance subsidiaries currently maintain the following coverage under specific excess of loss, aggregate excess of loss, and quota share reinsurance agreements:

                              SPECIFIC REINSURANCE
                                 (IN THOUSANDS)

                                                                                               SPECIFIC
   YEAR ENDED                                                    SPECIFIC                     OCCURRENCE
    MARCH 31                  REINSURER                         ATTACHMENT                       LIMIT
    --------                  ---------                         ----------                       -----
      1996         Federal Insurance Co.(2)                           500                            500
                   Federal Insurance Co.(2)                         1,000                          1,000
                   Continental Casualty Co. (2)                     2,000                      Statutory
      1997         Lloyd's (2)                                        500                          1,500
                   National Union Fire Insurance Co.(2)             2,000                      Statutory
                   Continental Casualty Co. (1)                       500                      Statutory

NINE MONTHS ENDED
   DECEMBER 31
   -----------
      1997         John Hancock Mutual Life Insurance Co.(2)           50                            450
                   Lincoln National Life Insurance Co.(2)             500                            500
                   Republic Western Insurance Co.(2)                1,000                          1,000
                   National Union Fire Insurance Co.(2)             2,000                      Statutory
                   John Hancock Mutual Life Insurance Co.(1)           50                            450
                   Continental Casualty Co.(1)                        500                      Statutory


                             AGGREGATE REINSURANCE
                                 (IN THOUSANDS)


   YEAR ENDED                                                    AGGREGATE                      AGGREGATE
    MARCH 31                     REINSURER                       ATTACHMENT                        LIMIT
    --------                     ---------                       ----------                        -----
      1996        Crossroads (2)                                 115,018                          27,063


                             QUOTA SHARE REINSURANCE

   YEAR ENDED
    MARCH 31                     REINSURER                      PARTICIPATION
    --------                     ---------                      -------------
      1997        American Re-Insurance Co.(1)                      80%


NINE MONTHS ENDED
   DECEMBER 31
   -----------
      1997        American Re-Insurance Co.(2)                      35%
                  St. Paul Fire and Marine Insurance                15%
                  Co.(2)
                  Constitution Reinsurance Co.(2)                   20%
                  Transatlantic Reinsurance Co.(2)                   5%
                  American Re-Insurance Co.(1)                      80%

-------------
(1)  Pertains to Bridgefield Casualty
(2)  Pertains to Bridgefield

         Insurance premiums for the years ended March 31, 1996 and 1997 are summarized as follows (in thousands):

                                                              1996          1997
                                                              ----          ----
           Direct premiums earned.................          $119,028      $105,044
           Reinsurance ceded......................             4,135         7,723
                                                            --------      --------
           Net premiums earned....................          $114,893      $ 97,321
                                                            ========      ========


                                                              1996          1997
                                                              ----          ----
           Gross premiums written.................          $130,528      $132,321
           Reinsurance ceded......................             9,232        15,278
                                                            --------      --------
           Net premiums written...................          $121,296      $117,043
                                                            ========      ========

         Insurance premiums for the nine months ended December 31, 1996 and 1997 are summarized as follows (in thousands):

                                                              1996          1997
                                                              ----          ----
                                                          (UNAUDITED)
           Direct premiums earned.................          $ 79,201      $ 86,852
           Reinsurance assumed....................                --           618
           Reinsurance ceded......................             4,692        67,938
                                                            --------      --------
           Net premiums earned....................          $ 74,509      $ 19,532
                                                            ========      ========

                                                              1996          1997
                                                              ----          ----
                                                          (UNAUDITED)
           Gross premiums written.................          $113,369      $117,409
           Reinsurance assumed....................                --           618
           Reinsurance ceded......................             5,060        85,947
                                                            --------      --------
           Net premiums written...................          $108,309      $ 32,080
                                                            ========      ========

         Incurred losses and LAE are summarized as follows (in thousands):

                                                         YEAR ENDED              NINE MONTHS ENDED
                                                           MARCH 31                  DECEMBER 31
                                                      --------------------    ------------------------
                                                      1996          1997          1996          1997
                                                      ----          ----          ----          ----
                                                                              (UNAUDITED)
           Direct losses and LAE.................   $102,832      $ 77,979      $ 59,298      $ 63,312
           Reinsurance assumed...................         --            --            --           330
           Reinsurance ceded.....................      7,988        12,827         9,062        51,190
                                                    --------      --------      --------      --------
           Net losses and LAE incurred...........   $ 94,844      $ 65,152      $ 50,236      $ 12,452
                                                    ========      ========      ========      ========

         Reinsurance ceded premiums and losses included in the preceding table reflect the elimination of amounts assumed by USEI through retrocession by Crossroads Insurance Company, Limited ("Crossroads") of amounts ceded by Bridgefield to Crossroads as described in the following paragraph.

         Of the reinsurance ceded amounts above for the nine months ended December 31, 1997, losses and LAE of $1.9 million, and no related premium, are attributable to reinsurance agreements with Crossroads, a Bermuda domiciled insurance company in which a director of Summit has an ownership interest. Crossroads is licensed to do business in Florida and is a member of the Florida Workers' Compensation Insurance Guaranty Association. Fifty percent of business ceded to Crossroads has been retroceded by Crossroads to USEI, and USEI does not assume or directly underwrite any business other than that assumed from Crossroads. At March 31, 1997 and December 31, 1997 loss and LAE reserves recoverable of approximately $9.9 million and $7.2 million, respectively (net of amounts retroceded to USEI), are attributable to excess reinsurance agreements with Crossroads. For the years ending March 31, 1987, 1988, 1991, 1992 and 1993, effective aggregate excess reinsurance is not currently in place because these years have been self-funded or because the coverages have expired. Exposure to significant adverse development for these years is considered minimal due to the maturity of the loss development for these years.

         In the year ended March 31, 1997 and the nine months ended December 31, 1997, the insurance subsidiaries did not commute any ceded reinsurance nor enter into or engage in any loss portfolio transfers. The insurance subsidiaries remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations.

         The reinsurance recoverable asset at December 31, 1997 is comprised of amounts related to reinsurance agreements with the following insurers (in thousands):

                                                                     PAID           UNPAID
           REINSURANCE CARRIER                     RATING(1)        CLAIMS          CLAIMS            TOTAL
           -------------------                     --------         ------          ------            -----
           American Re...........................  A+ XV            $2,819         $ 13,148         $ 15,967
           Constitution Re.......................  A+ IX               973            3,932            4,905
           Continental Casualty..................  A XV                  0            8,982            8,982
           Crossroads(2).........................  N/R                 293            7,192            7,485
           Employers Re..........................  A++ XV              379            6,937            7,316
           Federal Insurance Co..................  A++ XV                0            6,384            6,384
           INA...................................  A- XIII             289            5,120            5,409
           John Hancock..........................  A++ XV              412            6,146            6,558
           Lincoln National......................  A+ XV                64            2,371            2,435
           Lloyds of London......................  N/R                   0           11,788           11,788
           National Union........................  A++ XV                3            4,768            4,771
           Old Republic..........................  A+ X                  5            6,950            6,955
           Republic Western......................  A VIII                0            1,623            1,623
           St Paul Fire & Marine.................  A+ XV               730            2,956            3,686
           Transatlantic Re......................  A++ XI              243              990            1,233
           Transamerica..........................  A XI                  1           22,224           22,225
                                                                    ------         --------         --------
                     Total.......................                   $6,211         $111,511         $117,722
                                                                    ======         ========         ========

--------------
(1)      1997 Best's Key Rating Guide -- Property-Casualty Edition.
(2) Based on filings with the Florida DOI, Crossroads maintains trust fund assets sufficient to fund its reinsurance obligations, although no specific recoverable from Crossroads is directly secured by such trust fund assets.

         Substantially all of the recoverable amounts related to paid claims have been outstanding less than ninety days at the balance sheet date. The reinsurance recoverable amounts related to unpaid claims are calculated considering the provisions of the specific, aggregate and quota share reinsurance agreements and using ultimate losses by accident year consistent with the reported loss and LAE liabilities.

6. FEDERAL INCOME TAXES

         The Company files a consolidated federal income tax return. A formal tax sharing agreement exists between Summit and its subsidiaries, Bridgefield and SHC, such that the amount of taxes or tax benefits are shared as if separate returns were filed. In addition, Bridgefield has a similar agreement with its subsidiary, Bridgefield Casualty; however, Bridgefield does not have a tax sharing agreement with its subsidiary USEI. Bridgefield does not collect from or refund to this subsidiary the amount of income taxes or benefits which would result if the entities filed separate returns.

         Income before federal income taxes differs from taxable income principally due to tax-exempt investment income, dividends-received tax deductions, and differences in loss and LAE discounting and unearned premium reserves for tax and financial reporting purposes.

         After carryback of the year ended March 31, 1996 operations loss to prior years, federal income taxes of $6.9 million and $12.2 million for years ended March 31, 1994 and 1995, respectively, would be subject to recovery in the event that the Company incurs net operating losses within three years of the years for which such taxes were paid. State taxes paid were $0.8 million, $0.7 million, and $0.6 million for the years ended March 31, 1996 and 1997 and the nine months ended December 31, 1997, respectively.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         Significant components of the Company's deferred tax liabilities and assets, as calculated in accordance with SFAS 109, are as follows (in thousands):

                                                              MARCH 31   DECEMBER 31
                                                                1997         1997
                                                                ----         ----
          Deferred tax liabilities:
            Unrealized investment gains ................      $   840      $ 3,708
            Special Disability Trust Fund
              recoverables .............................          283           --
            Reinsurance premium adjustment .............          898        1,671
            Intangible assets ..........................        4,038        3,491
                                                              -------      -------
          Total deferred tax liabilities ...............        6,059        8,870

          Deferred tax assets:
            Discount on loss and LAE reserves ..........       18,470       16,308
            Unallocated remittances ....................          180          966
            Uncollectible premiums .....................          941        1,005
            Special Disabilities Trust Fund
              recoverables .............................           --        1,321
            Other ......................................          789          971
            Unrealized investment losses ...............          548           --
                                                              -------      -------
          Total deferred tax assets ....................       20,928       20,571
                                                              -------      -------

          Net deferred tax assets ......................      $14,869      $11,701
                                                              =======      =======

         The Company has made an election under the Internal Revenue Code of 1986 to treat income tax payments attributable to loss reserve discounting as special estimated tax payments which are specifically recoverable upon reversal of the discounting effects. Accordingly, the deferred tax assets attributable to loss reserve discounting are considered to be fully recoverable. The Company also has significant tax loss carryback potential for the years ended March 31, 1994 and 1995. For those reasons, a deferred tax valuation allowance is not considered necessary.

         The Company's consolidated federal income tax liability (asset) is summarized as follows (in thousands):

                                                           MARCH 31     DECEMBER 31
                                                             1997          1997
                                                             ----          ----
          Current.................................         $    585      $  2,408
          Deferred................................          (14,869)      (11,701)
                                                           --------      --------
          Total net asset.........................         $(14,284)     $ (9,293)
                                                           ========      ========

         Significant components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

                                                          YEAR ENDED              NINE MONTHS ENDED
                                                           MARCH 31                  DECEMBER 31
                                                           ---------              -----------------
                                                       1996          1997         1996         1997
                                                       ----          ----         ----         ----
                                                                              (UNAUDITED)
          Current tax expense.....................   $ 1,425       $ 3,152      $ 3,006      $ 3,924
          Deferred taxes (benefit)................    (1,930)          565           51          214
                                                     -------       -------      -------      -------
          Total income tax expense (benefit) .....   $  (505)      $ 3,717      $ 3,057      $ 4,138
                                                     =======       =======      =======      =======

         Income taxes paid by the Company totaled $11.2 million and $3.3 million for the years ended March 31, 1996 and 1997, respectively, and $2.6 million for the nine months ended December 31, 1997.

         The reconciliation of income tax expense (benefit) attributable to continuing operations computed at the U.S. federal statutory tax rate of 35%, to income tax expense (benefit) is as follows (in thousands):

                                                        YEAR ENDED              NINE MONTHS ENDED
                                                         MARCH 31                  DECEMBER 31
                                                         --------                  -----------
                                                    1996          1997          1996          1997
                                                    ----          ----          ----          ----
                                                                            (UNAUDITED)
Income tax (at 35% of pretax income or loss)...   $   (43)      $ 3,742       $ 2,902       $ 4,441
Tax-exempt investment income...................    (1,067)       (1,245)         (932)       (1,071)
Non taxable/deductible (income) expenses.......        32           404            62            80
Intangibles amortization.......................       177           539           450           504
State income taxes.............................       495           263           346           412
Other items, net...............................       (99)           14           229          (228)
                                                  -------       -------       -------       -------
Provision (credit) for federal income tax
  expense (benefit)............................   $  (505)      $ 3,717       $ 3,057       $ 4,138
                                                  =======       =======       =======       =======


         The Internal Revenue Service is currently conducting an audit of SHC. The Company cannot predict the results of the audit, and no assurance can be given that the results of this audit will not have a material adverse effect on the Company's business, financial condition, or results of operations.

7. LOSSES AND LAE

         The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses. These estimates are subject to the effects of trends in loss severity and frequency. Although some variability is inherent in such estimates, management believes that the reserves for losses and LAE are adequate. The estimates are reviewed annually by independent consulting actuaries and adjusted necessarily as experience develops or new information becomes known; such adjustments are included in current operations.

         The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE (in thousands):

                                                               YEAR ENDED                     NINE MONTHS ENDED
                                                                 MARCH 31                      DECEMBER 31
                                                                 --------                      -----------
                                                           1996            1997            1996            1997
                                                        ---------       ---------       ---------       ---------
                                                                                       (UNAUDITED)
      Net reserves for losses and LAE at beginning
        of period ...................................   $ 259,085       $ 277,995       $ 277,995       $ 269,670
      Less: Recoverable from Florida SDTF(1) ........     (15,879)        (20,060)        (20,060)        (20,979)
                                                        ---------       ---------       ---------       ---------
      Net reserves for losses and LAE less SDTF
        recoverable asset at beginning of period ....     243,206         257,935         257,935         248,691
      Add provision for claims occurring in:
        The current period ..........................      84,058          69,014          53,698          13,003
        Prior periods ...............................      10,786          (3,862)         (3,462)           (551)
                                                        ---------       ---------       ---------       ---------
      Incurred losses during the current period .....      94,844          65,152          50,236          12,452
      Deduct payments for claims occurring in:
        The current period ..........................      15,432          14,131           8,378           2,481
        Prior periods ...............................      64,683          60,265          48,137          46,938
                                                        ---------       ---------       ---------       ---------
      Claim payments during the current period ......      80,115          74,396          56,515          49,419
      Net reserves for losses and LAE less SDTF
        recoverable asset at end of period ..........     257,935         248,691         251,656         211,724
      Add:  Recoverable from Florida SDTF(1) ........      20,060          20,979          21,138          23,833
                                                        ---------       ---------       ---------       ---------
      Net reserves for losses and LAE at end of
        period ......................................     277,995         269,670         272,794         235,557
      Add: Reinsurance recoverables (exclusive of
        recoverables on paid losses) ................     109,637          89,074         104,129         111,511
                                                        ---------       ---------       ---------       ---------
      Gross reserves for losses and LAE at end of
        period (GAAP basis) .........................   $ 387,632       $ 358,744       $ 376,923       $ 347,068
                                                        =========       =========       =========       =========

--------------------

(1) The change in the SDTF Recoverable asset is included in incurred losses and LAE in the accompanying consolidated income statements.

         The foregoing reconciliation shows that a strengthening of the March 31, 1995 reserves, in the amount of $10.8 million, occurred during the year ended March 31, 1996. This increase in losses and LAE expense resulted principally from settling case reserves established in prior years for more than previously anticipated.

         The foregoing reconciliation also shows that reserve redundancies of $3.9 million, $3.5 million, and $0.6 million emerged during the year ended March 31, 1997 and the nine-month period ended December 31, 1996 and 1997, respectively. These amounts represent the release of certain loss reserves previously carried which were determined, based on comparisons to actuarially projected amounts, to be redundant.

         Statutory basis loss reserves were determined using paid loss data net of historic SDTF recoveries; GAAP basis loss reserves were determined using paid loss data gross of SDTF recoveries. This adjustment increased loss reserves by $31.4 million, $26.0 million, $28.8 million, and $27.5 million at March 31, 1996 and 1997, and December 31, 1996 and 1997, respectively, and increased reinsurance recoverables by $11.8 million, $5.7 million, $8.4 million, and $4.4 million as of the same respective dates. In addition, Bridgefield has recorded, as an asset, amounts recoverable from the SDTF based upon ESIF's historical collection experience and the amount of claims identified as subject to SDTF recovery. The recoverable amount recorded at March 31, 1996 and 1997, and December 31, 1996 and 1997, was $20.1 million, $21.0 million, $21.1 million, and $23.8 million, respectively. In order to quantify the amounts recoverable from the SDTF, Bridgefield reviews its claims that have been identified as subject to SDTF recovery considering Bridgefield's historical recovery experience on claims submitted to the SDTF.

         The SDTF reinsurance recoverable was calculated using loss and LAE reserves computed using paid losses gross of SDTF recoveries and in consideration of expected recoveries from the SDTF. Certain of the claims used in the determination of the SDTF recoverable are of an amount which will pierce reinsurance layers, and the Company will pursue recovery of such claims under the provisions of its reinsurance agreements. Subsequently, as the Company remits the claims to the SDTF, and ultimately collects these claims from the SDTF, the Company will remit to the reinsurers their portion of the SDTF recoveries. The aggregate recoverable from SDTF asset and the SDTF related reinsurance recoverable, which approximates the amount of the increase in loss reserves resulting from determining the GAAP basis loss reserves using paid loss data gross of SDTF recoveries, represents management's best estimate of the aggregate amounts that will be recovered.

8. ACCRUED RETROSPECTIVE PREMIUMS

         The Company offers several types of retrospectively rated policies for which the ultimate premium is determined by the insured's loss experience. This determined premium, upon comparison with premiums previously collected from the insured, generally results in additional accrued premium income or a premium refund to be recognized. Accrued retrospectively rated premiums and refunds, including those relating to bulk incurred but not reported losses, have been determined by individual policyholder accounts. Included as premiums receivable in the accompanying balance sheets are accrued retrospective premiums of $23.1 million and $20.2 million as of March 31, 1997 and December 31, 1997, respectively. Included as a part of other policyholders' funds liability in the accompanying balance sheets are accrued retrospective premium refunds of $11.4 million and $10.7 million as of March 31, 1997 and December 31, 1997, respectively.

9. EQUITY

         Of the Company's retained earnings as of December 31, 1997 reported in the accompanying consolidated balance sheet, approximately $0.4 million is restricted as such amount represents the aggregate value of the preferred stock preferences, including liquidation and unpaid cumulative dividend preferences, in excess of the stated value of preferred stock reported in such balance sheet.

         In addition, Bridgefield is subject to legal restrictions as to the transfer of funds in the form of dividends, loans, and advances. These restrictions, determined in accordance with statutory reporting practices, generally limit the payment of dividends to amounts based upon statutory equity or profits. At December 31, 1997, under statutory regulations applicable to stock property and casualty insurance companies, $5.4 million of Bridgefield's statutory net assets of $53.8 million could be transferred to Summit as a dividend. Consequently, of the Company's retained earnings at December 31, 1997 reported in the accompanying consolidated balance sheet, $12.2 million is not available to be distributed as dividends to the Company's shareholders.

         Consolidated statutory equity of the insurance subsidiaries, determined in accordance with statutory accounting practices, was $21.8 million and $53.8 million as of March 31, 1997 and December 31, 1997, respectively. Bridgefield's statutory basis net income (loss) for the years ended March 31, 1996 and 1997, and the nine months ended December 31, 1996 and 1997, was $(4.7) million, $9.0 million, $12.9 million and $23.3 million, respectively.

         In order to improve the regulation of insurer solvency, the National Association of Insurance Commissioners ("NAIC") issued a model law to implement risk-based capital ("RBC") requirements for property and casualty insurance companies, which are designed to assess capital adequacy and to raise the level of protection that statutory equity provides for policyholder obligations. The RBC formula for property and casualty insurance companies measures these major areas of risk facing property and casualty insurers: (i) underwriting, which encompasses the risk of adverse loss development and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) declines in asset values arising from investment risks. Pursuant to the model law, insurers having less statutory equity than required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. In

July 1997, the Florida legislature adopted the provisions of the RBC model law. At December 31, 1997, both Bridgefield and Bridgefield Casualty had achieved statutory basis equity significantly in excess of that required by the Florida RBC law.

10. EARNINGS PER SHARE

         The Company has adopted SFAS No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB 15") and requires disclosure of basic earnings per share and diluted earnings per share. Basic earnings per share excludes all potentially dilutive securities from the calculation and is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The diluted earnings per share computation is computed similarly to the fully diluted earnings per share calculation under APB 15. The following table reconciles the numerators and denominators for the basic and diluted earnings per share calculations for the nine months ended December 31, 1997 (in thousands except per share data).


                                                   Income          Shares      Per Share
                                                 (Numerator)   (Denominator)    Amount
                                                 -----------   -------------   ----------
Net income                                         $8,550
Less: Preferred stock dividend requirement           (403)

Weighted average common shares outstanding                         5,697
                                                   ------          -----
Income available to common shareholders            $8,147          5,697
   Basic earnings per share                                                       $1.43
                                                                                  =====
Dilutive effect of stock options                                     142
                                                   ------          -----
Income available to common
  shareholders plus assumed conversions            $8,147          5,839
      Diluted earnings per share                                                  $1.40
                                                                                  =====

         Because there were no common or preferred shares outstanding during the fiscal years ended March 31, 1996 and 1997, or the nine-month period ended December 31, 1996, the presentation of earnings per share is not applicable to those consolidated financial statements.

11. COMMITMENTS AND CONTINGENCIES

         The Company leases office facilities and automobiles under noncancellable operating leases which expire at various dates through the year 2001. These leases generally contain renewal options and escalation clauses based on increases in the lessor's operating expenses and other charges. The Company anticipates that most leases will be renewed or replaced upon expiration.

         Future minimum annual payments at December 31, 1997 for all noncancellable leases are (in thousands):

               YEAR ENDING DECEMBER 31:
               1998....................................           $1,647
               1999....................................            1,289
               2000....................................              323
               2001....................................                1
                                                                  ------
          Total minimum future lease payments..........            3,260
              Income from subleases....................              (75)
                                                                  ------
          Net minimum future lease payments............           $3,185
                                                                  ======

         In excess of 80% of the future lease commitments relates to rented office facilities from certain directors of Summit.

         Rental expense, under operating leases, was $0.4 million, $1.7 million, $1.3 million, and $1.2 million for the fiscal years ending March 31, 1996 and 1997 and the nine months ended December 31, 1996 and 1997, respectively.

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

12. CHANGE IN ACCOUNTING ESTIMATE

         During the year ended March 31, 1996 and prior to its conversion, ESIF refined its method of estimating accrued retrospective premiums and refunds. Prior to that year, ESIF estimated the accrued retrospective premiums and refunds using aggregate premium and loss data. The estimation methodology was revised in 1996 such that individual member premium and loss data was utilized in the calculation. This revised methodology was implemented by management in order to more accurately estimate the accrued retrospective premium and refund amounts. This change decreased the accrued retrospective premium asset and equity at March 31, 1996 by approximately $9.3 million and $6.0 million, respectively, and decreased operating results for the year ended March 31, 1997 by approximately $6.0 million.

13. SDTF

         The State of Florida maintains the SDTF for the purpose of providing benefits to workers who have a pre-existing condition and incur a second or subsequent injury. The SDTF is funded through annual assessments against workers' compensation insurers which are based on a percentage of gross workers' compensation premiums written.

         The SDTF has not charged adequate assessments to actuarially fund its claims liability. The SDTF recently underwent legislative review. Under a recent enactment of the Florida legislature, the SDTF law has been amended so that claims arising from accidents occurring on or after January 1, 1998 will not be accepted for reimbursement by the SDTF. The bill states the SDTF will be liable for reimbursement for applicable injuries that occur prior to January 1, 1998 and that assessments are to continue for funding purposes. Changes in the SDTF's operations which decrease the availability of recoveries from the SDTF, or increase the SDTF assessments payable by Bridgefield, or changes in regulations which further limit Bridgefield's ability to reduce statutory basis loss reserves for a portion of SDTF future recoverable amounts, may have a material adverse effect on Bridgefield's business, financial condition or results of operations.

         Loss and LAE reserves included in the accompanying financial statements are presented gross of future SDTF recoveries and have been determined using historical loss data which excludes SDTF recoveries.

         Bridgefield has recorded an SDTF recoverable of $21.0 million and $23.8 million at March 31, 1997 and December 31, 1997, respectively, for the estimated amounts expected to be received from the SDTF. The estimated amount of recoveries, which is management's best estimate of the amount that will be recovered, was based on claims identified as subject to SDTF recovery as well as Bridgefield's recovery experience.

         Amounts recovered from SDTF for the years ended March 31, 1996 and 1997 were $5.6 million and $7.5 million, respectively. Assessments paid by Bridgefield to the SDTF were $5.6 million and $5.1 million for the years ended March 31, 1996 and 1997, respectively. Amounts recovered from SDTF for the nine months ended December 31, 1996 and 1997 were $6.5 million and $3.5 million, respectively. Assessments paid by Bridgefield to the SDTF were $3.9 million and $4.1 million for the nine months ended December 31, 1996 and 1997, respectively.

         Bridgefield records assessments from the SDTF as premiums are written.

14.  ACQUISITION OF SHC

         In January 1996, ESIF (prior to its conversion and becoming Bridgefield) purchased all of the outstanding capital stock of SHC. SHC and its subsidiaries comprise a third-party administrator which provides insurance related services to the insurance subsidiaries and several unaffiliated self-insurance funds located in Florida, Louisiana, and Kentucky.

         The acquisition was accounted for using the purchase method, and the results of operations of SHC, after intercompany eliminations, are included in the accompanying consolidated income statements from the date of acquisition. The following unaudited pro forma information presents the consolidated results of operations of ESIF and SHC for the year ended March 31, 1996 as if the acquisition had been effective at April 1, 1995 after giving effect to adjustments to reflect the acquisition. This data is provided for informational purposes only and may not be indicative of future results of operations.

                                                             YEAR ENDED
                                                           MARCH 31, 1996
                                                           --------------
                                                           (IN THOUSANDS)
           Total revenues.........................            $169,178
           Income before income tax expense.......            $  3,330
           Net income.............................            $  2,496

15. DEBT

         In connection with the January 1996 purchase of SHC by ESIF (see Note
14), SHC acquired a bank term loan and procured a revolving bank credit facility. On May 28, 1997, the date of ESIF's conversion, Summit entered into a new credit facility with First Union National Bank of North Carolina (FUNB) whereby the then-existing debt was restructured. Under this new credit facility, the outstanding debt pertaining to the term loan was established at $32.7 million, and the maximum amount available for borrowings under a revolving line of credit was established at $5.0 million. The interest rate applicable to this debt package was also established at the prime lending rate plus 1%.

         In December 1997, Summit secured, with SunTrust Bank of Tampa Bay, access to $30.0 million under a revolving line of credit which offered more favorable terms and greater flexibility than that of the existing debt. Of this line of credit, $25.0 million was utilized to extinguish all other debt. At December 31, 1997, the balance outstanding under this revolving line of credit was $16.5 million. Interest on this revolving debt ranges from LIBOR plus 1.5% to LIBOR plus 2.25%. Interest paid on debt during the nine months ended December 31, 1997 was $1.9 million. Availability under this revolving line of credit reduces by $4.0 million annually until the loan maturity date which is the last business day of 2003.

         As collateral for the debt outstanding at December 31, 1997, Summit has pledged all of the issued and outstanding capital stock of two subsidiaries of SHC, Summit Consulting, Inc. and Summit Healthcare Holdings, Inc. As a condition for this debt, the Company must comply with certain financial covenants and operating restrictions, to which the Company has so complied.

16. EMPLOYEE BENEFIT PLANS

         The Company has a deferred savings and profit-sharing plan (the "401(k)") covering substantially all of its employees. Under the 401(k), the Company makes contributions equal to 75% of the participant's contributions, not to exceed 6% of the participant's annual compensation. The Company's matching contributions to the 401(k) totaled $0.3 million for the nine months ended December 31, 1997.

         In addition, the Company contributed 100 shares of its capital stock to the 401(k) on behalf of each employee in employment on the date of the conversion. The Company's stock contribution totaled $0.5 million.

17. FAIR VALUES OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         - Cash and cash equivalents, short-term investments: The carrying amounts reported in the accompanying consolidated balance sheets for these instruments approximate fair values.

         - Investment securities: Estimated fair values for debt and equity security investments are based on quoted market prices.

         - Premiums and accounts receivable: The carrying amounts of the Company's receivables approximate fair values.

         - Debt: Summit has $16.5 million of debt outstanding at December 31, 1997 which approximates its fair value.

         - Reinsurance recoverable: The carrying amounts of the Company's reinsurance recoverables approximate fair values.

18. DISCONTINUED OPERATIONS

         Effective July 31, 1996, the Company decided to discontinue its computer software development operation. As of December 31, 1996 all assets have been disposed and the Company has recognized an after tax loss of approximately $1.2 million on the disposition of this operation (including estimated operating losses to the disposition date).

         The operating results of the computer software development subsidiary for the period in 1996 until disposition were as follows (in thousands):

           Revenue.................................            $   660
           Expenses................................              2,013
                                                               -------
           Loss before income taxes................             (1,353)
           Income tax benefit......................                460
                                                               -------
           Net loss................................            $  (893)
                                                               =======

19. DISPOSITION

         Effective July 31, 1996, the Company decided to terminate its efforts to develop a healthcare subsidiary in North Carolina. This start up effort was initiated by SHC prior to the acquisition of SHC by ESIF. The disposition of this subsidiary by a sale of its stock was completed during the second quarter of 1997.

         The operating results of the healthcare subsidiary for the year ended March 31, 1997 were as follows (in thousands):

           Revenue..................................           $   114
           Expenses.................................               701
                                                               -------
           Loss before income taxes.................              (587)
           Income tax benefit.......................               200
                                                               -------
           Net loss.................................           $  (387)
                                                               =======

20. SEGMENT INFORMATION

         The Company's operations prior to the January 1996 acquisition of SHC (see Note 14) were solely in the workers' compensation insurance industry segment. As a result of this acquisition, the Company also operates in the insurance administration segment. Financial information by industry segment for revenues, income before income taxes, and identifiable assets are summarized as follows (in thousands):

                                                                WORKERS'
                                                             COMPENSATION      INSURANCE      INTERCOMPANY
                                                 TOTAL         INSURANCE    ADMINISTRATION    ELIMINATION
                                                 -----         ---------    --------------    -----------
      Year Ended March 31, 1996
        Revenues ........................      $ 140,328       $ 132,393       $  15,051       $  (7,116)
        Income (loss) from
          continuing operations
          before income taxes ...........      $    (123)      $  (1,559)      $   1,436              --
        Identifiable assets .............      $ 491,844       $ 401,679       $  90,165              --
      Year Ended March 31, 1997
        Revenues ........................      $ 144,773       $ 110,733       $  55,935       $ (21,895)
        Income (loss) from
          continuing operations
          before income taxes ...........      $  10,692       $  11,387       $    (695)             --
        Identifiable assets .............      $ 447,617       $ 379,179       $  68,438              --


      Nine Months Ended December 31, 1996
      (Unaudited)
        Revenues ........................      $ 110,811       $  83,245       $  43,517       $ (15,951)
        Income (loss) from
          continuing operations
          before income taxes ...........      $   8,290       $   9,023       $    (733)             --
        Identifiable assets .............      $ 472,388       $ 472,388       $      --              --
      Nine Months Ended December 31, 1997
        Revenues ........................      $  55,257       $  31,776       $  45,460       $ (21,979)
        Income (loss) from
          continuing operations
          before income taxes ...........      $  12,688       $  11,758       $     930              --
        Identifiable assets .............      $ 534,651       $ 479,602       $  55,049              --


         Depreciation expense and capital expenditures are not considered material.

         The preceding financial information does not include the computer software operations which are presented as discontinued operations in the accompanying financial statements.

21. RELATED PARTY TRANSACTIONS

         As more fully described in Note 11, the Company has entered into office premises and automobile lease agreements with certain directors of Summit.

         As more fully described in Note 5, the Company has entered into reinsurance agreements with an insurance company in which a director of Summit has an ownership interest. Included as reinsurance recoverable in the accompanying balance sheets are recoverables from this insurance company in amount of $11.9 million and $7.5 million as of March 31, 1997 and December 31, 1997, respectively.

         Entities in which Summit's president and chief executive officer held ownership interests have provided certain transportation related services to the Company. Fees paid by the Company to these entities approximated $0.4 million and $0.03 million for the years ended March 31, 1996 and 1997 and $0.2 million and $0.9 million for the nine months ended December 31, 1996 and 1997, respectively.

         Summit's president and chief executive officer is also a member of the Board of Directors of Florida Retail Federation (the "Association"), which is the sponsoring trade association for Florida Retail Federation Self Insurers Fund ("FRF"), one of the group self-insurance funds administered by SHC. The Association, as the fund sponsor, is entitled to a fee equal to 1% of FRF's premiums earned in each year, and SHC is obligated to pay such fee out of the administrative fee it receives from FRF. During the fiscal years ended March 31, 1996 and 1997, SHC paid approximately $0.9 million and $0.6 million to the Association for such fees. During the nine months ended December 31, 1996 and 1997, SHC paid approximately $0.6 million and $0.5 million, respectively, to the Association for such fees. During the years ended March 31, 1996 and 1997, FRF paid to SHC fees for administrative services of approximately $27.7 million and $24.5 million, respectively. During the nine months ended December 31, 1996 and 1997, FRF paid SHC fees for administration services of approximately $19.0 million and $15.5 million, respectively.


22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         Quarterly results of operations for each of the years ended December 31, 1997 and 1996 are as follows (in thousands except per share data):


                                                         Quarter Ended
                                -------------------------------------------------------------
                                March 31        June 30       September 30        December 31
                                  1997           1997             1997                1997
                                --------    -----------       ------------        -----------
Revenues                         $33,962        $17,225            $18,368            $19,664
Income from continuing
 operations                      $ 1,742        $ 2,539            $ 3,065            $ 2,946
Net income                       $ 1,042        $ 2,539            $ 3,065            $ 2,946
Diluted earnings per
 common share                       --          $  0.46            $  0.48            $  0.46

                                March 31       June 30        September 30        December 31
                                  1996           1996             1996               1996
                                --------    -----------       ------------        -----------
Revenues                        $37,242         $37,109            $35,939            $37,763
Income (loss) from
 continuing operations          $(4,790)        $ 1,274            $ 2,377            $ 1,582
Net income (loss)               $(4,802)        $ 1,022            $ 1,364            $   812


         Earnings per share ("EPS") data is presented beginning with the quarter in which the Company's public offering was completed. Prior to this time there were no common shares outstanding. EPS amounts for the quarters ended June 30, 1997 and September 30, 1997 in the above table were restated for SFAS 128.

         The decrease in revenues beginning in the quarter ended June 30, 1997 is primarily attributable to Bridgefield entering into a quota share reinsurance agreement, effective April 1, 1997, under which 75% of premiums and losses related to policies issued subsequent to that date are ceded to third party reinsurers.


23. STOCK OPTION PLAN


         The Company has a Long-Term Incentive Plan (the "Incentive Plan") which provides certain directors, officers and other employees of Summit and its subsidiaries can be granted a variety of long-term incentives, including non-qualified stock options, incentive stock options, grants of restricted and unrestricted stock, performance share awards, stock appreciation rights, dividend equivalents and other stock based awards. The purpose of the Incentive Plan is to promote the success, and enhance the value, of Summit and its subsidiaries by linking the personal interest of their directors, officers and key employees to those of Summit's shareholders and by providing their directors, officers and key employees with an incentive for outstanding performance.

         The Incentive Plan is administered by the Compensation Committee of the Board of Directors of Summit, consisting of three non-employee directors. Such committee determines, in its discretion, which directors, officers and employees will receive awards under the Incentive Plan, when the awards will be granted, the type of awards to be granted, the number of shares or cash involved in each award, the time or times when any options will become exercisable and, subject to certain conditions, the price and duration of such options. As of December 31, 1997, a total of 500,000 shares of common stock have been reserved for issuance under the Incentive Plan.

         The Board of Directors or the Compensation Committee has the right at any time to amend or discontinue the Incentive Plan without the consent of Summit's shareholders or optionees, provided that no such action may adversely affect awards previously granted without the recipient's consent.

         The Incentive Plan provides that in the event of a "change of control" of Summit, all awards granted under the Incentive Plan that are in the nature of rights that may be exercised shall automatically become fully exercisable. In addition, at any time prior to or after the change of control, the Compensation Committee may accelerate awards and waive conditions and restrictions on any other awards under the Incentive Plan to the extent it may determine appropriate.

         Stock options: Options granted under the Incentive Plan may be either;
(1) options intended to qualify as incentive stock options under Section 422 of the Tax Code, or (2) non-qualified stock options. Incentive stock options may be granted under the Incentive Plan to employees of Summit and its subsidiaries. Non-qualified stock options may be granted to directors, officers or employees of Summit and its subsidiaries. Options may be made exercisable in specified installments.

         On the date of conversion of Bridgefield, Summit granted stock options to the directors and executive officers of Summit to purchase 500,000 shares of common stock at a price of $11 per share. The options granted (168,065) to the executive officers, are incentive stock options, and 50% of such options vested 180 days after the grant date of May 28, 1997, and the remaining 50% of such options will vest on the first anniversary of the grant date, provided that such executive officers remain employed by Summit. The options granted to the directors are non-qualified stock options and vested on the date of the conversion.

         The Company has elected to follow Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided under SFAS 123, "Accounting for Stock Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that SFAS. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997; risk free interest rate of 5%, volatility factor of the expected market price of the Company's common stock of .10, a weighted average expected life of the options of 5 years, and no assumed dividend yield.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value.

         For purposes of pro forma disclosure the estimated fair value of the incentive stock options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands except per share data):


                                               As              Pro
                                           Reported           Forma
--------------------------------------------------------------------
Net Income                                  $8,550            $8,212
Basic Earnings Per Share                     $1.43             $1.37
Diluted Earnings Per Share                   $1.40             $1.34


         The following schedule summarizes activity in the Incentive Plan during the nine months ended December 31, 1997.


                              Incentive                 Non-Qualified
                                Stock                       Stock
                               Options                     Options
                              ---------                 -------------
                         Number       Market       Number       Market
                           of        Price at        of        Price at
                         Shares     Date Given     Shares     Date Given
------------------------------------------------------------------------
Outstanding 3/31/97          --            --          --             --
Awarded                 168,065           $11     331,935            $11
Exercised                    --            --          --             --
Forfeited                    --            --          --             --
------------------------------------------------------------------------
Outstanding 12/31/97    168,065            --     331,935             --
========================================================================


                     INDEX OF FINANCIAL STATEMENT SCHEDULES

                                                                            PAGE
                                                                            ----
            Schedule I -  Summary of Investments.........................    S-2

            Schedule II - Condensed Financial Information of Summit
                          Holding Southeast, Inc.........................    S-3

            Schedule IV - Reinsurance....................................    S-5

            Schedule VI - Supplemental Information Concerning
                          Insurance Operations...........................    S-6

                SUMMIT HOLDING SOUTHEAST, INC. AND SUBSIDIARIES

                      SCHEDULE I -- SUMMARY OF INVESTMENTS
                                 (IN THOUSANDS)

                                DECEMBER 31, 1997

                        COLUMN A                            COLUMN B      COLUMN C      COLUMN D
                        --------                            --------      --------      --------

                                                                                        AMOUNT AT
                                                             COST OR      ESTIMATED    WHICH SHOWN
                                                            AMORTIZED       FAIR         IN THE
                   TYPE OF INVESTMENT                         COST          VALUE     BALANCE SHEET
                   ------------------                         ----          -----     -------------
  Fixed maturities:
     U.S. Government and other
       U.S. government agencies..........................   $ 71,977      $ 73,578      $ 73,578
     States, municipalities and political
       subdivisions......................................     93,005        95,099        95,099
     Corporate obligations...............................     45,733        47,098        47,098
     Other debt securities...............................      5,601         5,453         5,453
                                                            --------      --------      --------
          Total fixed maturities.........................    216,316       221,228       221,228
                                                            --------      --------      --------
Equity securities:
  Common stocks:
     Public utilities....................................      1,162         1,449         1,449
     Banks, trusts and insurance companies...............      2,134         3,200         3,200
     Industrial and miscellaneous........................     10,633        14,036        14,036
                                                            --------      --------      --------
          Total common stocks............................     13,929        18,685        18,685
  Non redeemable preferred stock.........................      2,782         3,006         3,006
                                                            --------      --------      --------
          Total equity securities........................     16,711        21,691        21,691
Short-term investments...................................      6,537         6,537         6,537
                                                            --------      --------      --------
          Total investments..............................   $239,564      $249,456      $249,456
                                                            ========      ========      ========

                SUMMIT HOLDING SOUTHEAST, INC. AND SUBSIDIARIES

                  SCHEDULE II--CONDENSED FINANCIAL INFORMATION
                       OF SUMMIT HOLDING SOUTHEAST, INC.

                            CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)

                                                               DECEMBER 31, 1997
                                                               -----------------

                                     ASSETS

Cash.........................................................      $       194
Other assets.................................................            2,132
Investment in subsidiaries...................................          112,791
                                                                   -----------
  Total assets...............................................      $   115,117
                                                                   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY


Debt.........................................................      $    16,540
Other liabilities............................................              243
                                                                   -----------
  Total liabilities..........................................           16,783
                                                                   -----------

Common stock.................................................               58
Additional paid-in-capital...................................           57,643
Preferred stock..............................................           16,397
Retained earnings............................................           18,052
Net unrealized appreciation of available-for-
  sale securities held by subsidiaries, net
  of applicable deferred income taxes                                    6,184
                                                                   -----------
Total shareholders' equity.................................             98,334
                                                                   -----------

  Total liabilities and shareholders' equity.................      $   115,117
                                                                   ===========


           See accompanying note to condensed financial information.

                SUMMIT HOLDING SOUTHEAST, INC. AND SUBSIDIARIES

                  SCHEDULE II--CONDENSED FINANCIAL INFORMATION
                 OF SUMMIT HOLDING SOUTHEAST, INC. - CONTINUED


                         CONDENSED STATEMENT OF INCOME
                                 (IN THOUSANDS)

                                                                          NINE MONTHS
                                                                             ENDED
                                                                       DECEMBER 31, 1997
                                                                       -----------------
Revenue:
  Net investment income..............................................     $       221
Expenses:
  General and administrative.........................................             359
  Interest expense...................................................           1,434
  Amortization and depreciation......................................             108
                                                                          -----------
    Total expenses...................................................           1,901
                                                                          -----------
Loss before income taxes and equity in net income of
  subsidiaries.......................................................          (1,680)
Income tax benefit...................................................             643
                                                                          -----------
                                                                               (1,037)
Equity in net income of subsidiaries.................................           9,587
                                                                          -----------

  Net income ........................................................     $     8,550
                                                                          ===========

See accompanying note to condensed financial information.


                       CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             NINE MONTHS
                                                                                ENDED
                                                                          DECEMBER 31, 1997
                                                                           -----------------
CASH FROM OPERATING ACTIVITIES:                                           $     8,174

CASH USED IN INVESTING ACTIVITIES:
  Purchase of and contributions to subsidiaries.........................      (82,221)

CASH FROM FINANCING ACTIVITIES:
  Net proceeds from sales of capital stock..............................       57,701
  Proceeds from debt....................................................       57,715
  Payments on debt......................................................      (41,175)
                                                                           ----------
    Net cash provided by financing activities...........................       74,241
                                                                           ----------

Net increase in cash....................................................          194
Cash at beginning of period.............................................           --
                                                                            ----------
Cash at December 31, 1997...............................................  $       194
                                                                          ============

                 See accompanying note to condensed financial information.

                SUMMIT HOLDING SOUTHEAST, INC. AND SUBSIDIARIES

                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                 OF SUMMIT HOLDING SOUTHEAST, INC. - CONTINUED

                    NOTE TO CONDENSED FINANCIAL INFORMATION


1.  Basis of Presentation

    Summit Holding Southeast, Inc. ("Summit") began operations on May 28, 1997 in connection with Employers Self Insurers Fund's conversion from a group self-insurance fund to a stock property and casualty insurance company as is more fully explained in Note 1 to the accompanying consolidated financial statements. Accordingly, parent company-only financial statements are not applicable prior to that date.

    In the accompanying parent company-only financial statements, Summit's investment in subsidiaries is stated at cost plus equity in undistributed earnings and net unrealized investment gains of subsidiaries since the date of acquisition. These parent company-only financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto.




                SUMMIT HOLDING SOUTHEAST, INC. AND SUBSIDIARIES


                           SCHEDULE IV -- REINSURANCE
                             (DOLLARS IN THOUSANDS)

         COLUMN A                       COLUMN B        COLUMN C        COLUMN D        COLUMN E       COLUMN F
         --------                       --------        --------        --------        --------       --------

                                                                         ASSUMED                         % OF
                                                        CEDED TO          FROM                          AMOUNT
                                                          OTHER           OTHER                         ASSUMED
        DESCRIPTION                      DIRECT         COMPANIES       COMPANIES          NET          TO NET
        -----------                      ------         ---------       ---------          ---          ------
YEAR ENDED MARCH 31, 1996:
  Premiums -- Workers'
     Compensation.........              $119,028        $ 4,135            $  0         $114,893           0%

YEAR ENDED MARCH 31, 1997:
  Premiums -- Workers'
     Compensation.........              $105,044        $ 7,723            $  0         $ 97,321           0%

NINE MONTHS ENDED DECEMBER 31, 1996:
  Premiums -- Workers'
     Compensation.........              $ 79,201        $ 4,692            $  0         $ 74,059           0%

NINE MONTHS ENDED DECEMBER 31, 1997:
  Premiums -- Workers'
     Compensation.........              $ 86,852        $67,938            $618         $ 19,532           3%

                SUMMIT HOLDING SOUTHEAST, INC. AND SUBSIDIARIES


     SCHEDULE VI -- SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS
                                 (IN THOUSANDS)



                      COLUMN A       COLUMN B     COLUMN C    COLUMN D   COLUMN E    COLUMN F     COLUMN G       COLUMN H
                      --------       --------     --------    --------   --------    --------     --------       --------
                                                  RESERVES                                                    CLAIMS & CLAIMS
                                                 FOR UNPAID                                                  SETTLEMENT EXPENSES
                                     DEFERRED    CLAIMS AND                                                  INCURRED RELATED TO
                                      POLICY       CLAIM      DISCOUNT                              NET      -------------------
                                   ACQUISITION   SETTLEMENT   DEDUCTED   UNEARNED   NET EARNED   INVESTMENT   CURRENT   PRIOR
YEAR ENDED            SEGMENT          COST       EXPENSES    IN COL C   PREMIUMS    PREMIUMS      INCOME      YEAR     YEARS
----------
March 31, 1996..... Workers'
                       Compensation
                       Insurance      $  0         $387,632   $4,668     $ 1,042    $114,893      $13,209    $84,058   $10,786
March 31, 1997..... Workers'
                       Compensation
                       Insurance      $  0         $358,744   $4,367     $ 5,794    $ 97,321      $12,770    $69,014   $(3,862)

NINE MONTHS ENDED
-----------------

December 31, 1996.. Workers'
                       Compensation
                       Insurance      $  0         $376,923   $4,235     $23,506    $ 74,509      $ 9,606    $53,698   $(3,462)
December 31, 1997.. Workers'
                       Compensation
                       Insurance      $973         $347,068   $4,077     $36,633    $ 19,532      $11,117    $13,003   $  (551)




                         COLUMN I      COLUMN J    COLUMN K
                         --------      --------    --------
                       AMORTIZATION    NET PAID
                        OF DEFERRED    CLAIMS &
                          POLICY        CLAIMS       NET
                        ACQUISITION   SETTLEMENT   PREMIUMS
                           COSTS       EXPENSES    WRITTEN
YEAR ENDED
----------
March 31, 1996.....    $9,707         $80,115      $121,296


March 31, 1997.....    $9,655         $74,396      $117,043



NINE MONTHS ENDED
-----------------

December 31, 1996..    $7,250         $56,515      $108,309


December 31, 1997..    $2,731         $49,419      $ 32,080

