Form 10-Q
period 1998-03-31
SUMMIT HOLDING SOUTHEAST INC
filed 1998-05-13
CIK 1027287

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         for the transition period from __________ to _____________

Commission file number 0-21933

                         SUMMIT HOLDING SOUTHEAST, INC.
             (Exact name of registrant as specified in its charter)

            Florida                                     59-3409855
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

                   2310 A-Z Park Road, Lakeland, Florida 33801
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  941-665-6060

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the last practicable date.

                Class                            Outstanding at April 30, 1998
                -----                            -----------------------------
     Common Stock, $0.01 Par Value                        5,791,600

                 SUMMIT HOLDING SOUTHEAST, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998

                                Table of Contents

                                                                       PAGE
                                                                       ----
PART I     FINANCIAL INFORMATION                                         1

Item 1     Condensed Consolidated Financial Statements                   1

           Condensed Consolidated Balance Sheets as of March 31, 1998
           and December 31, 1997                                         1

           Condensed Consolidated Statements of Income for the three
           months ended March 31, 1998 and 1997                          2

           Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 1998 and 1997                    3

           Notes to Condensed Consolidated Financial Statements          4

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           6

Item 3     Quantitative and Qualitative Disclosures About Market Risk    8


PART II    OTHER INFORMATION                                             8

Item 6     Exhibits and Reports on Form 8-K                              8

SIGNATURES


                         PART 1 - FINANCIAL INFORMATION

ITEM 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 SUMMIT HOLDING SOUTHEAST, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except shares and per share amounts)

                                                                MARCH 31     DECEMBER 31
                                                                  1998           1997
                                                                  ----           ----
                                          ASSETS
Investments:
  Fixed maturities                                           $    216,809   $    221,228
  Equity securities                                                23,561         21,691
  Short-term investments                                            7,571          6,537
                                                             ------------   ------------
         Total investments                                        247,941        249,456
Cash and cash equivalents                                           8,273          5,757
Premiums receivable (net of $2,697 and $2,672
      allowance for doubtful accounts, respectively)               58,229         63,077
Reinsurance recoverable                                           131,953        117,722
Recoverable from Florida Special Disability Trust Fund             23,833         23,833
Deferred policy acquisition costs                                     872            973
Accrued investment income                                           3,700          3,906
Property and equipment, net                                         1,346          1,333
Goodwill, net                                                      43,005         43,242
Other intangible assets, net                                        8,976          9,498
Deferred income taxes                                              10,588         11,701
Other assets                                                        4,276          4,153
                                                             ------------   ------------
         Total assets                                        $    542,992   $    534,651
                                                             ============   ============

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Loss and loss adjustment expense reserves                  $    354,059   $    347,068
  Debt                                                             14,327         16,540
  Unearned premiums                                                33,321         36,633
  Other policyholders' funds                                       15,183         14,015
  Accounts payable and accrued expenses                            15,186         15,000
  Deferred revenue                                                  4,876          4,653
  Income taxes payable                                              3,406          2,408
                                                             ------------   ------------
         Total liabilities                                        440,358        436,317
                                                             ------------   ------------

Shareholders' Equity:
  Common stock, $.01 par; 20,000,000 shares authorized;
      5,791,100 shares issued and outstanding                          58             58
  Additional paid-in capital                                       57,643         57,643
  Series A, 4% cumulative preferred stock, $10.00 par;
      5,000,000 shares authorized; 1,639,701 shares issued
      and outstanding                                              16,397         16,397
  Retained earnings                                                21,578         18,052
  Net unrealized appreciation of available-for-sale
       securities, less applicable deferred income taxes            6,958          6,184
                                                             ------------   ------------
         Total shareholders' equity                               102,634         98,334
                                                             ------------   ------------

         Total liabilities and shareholders' equity          $    542,992   $    534,651
                                                             ============   ============

            See notes to condensed consolidated financial statements.

                 SUMMIT HOLDING SOUTHEAST, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31
                                                               1998        1997
                                                               ----        ----
REVENUE
  Premiums earned                                           $  7,215    $ 22,812
  Administrative fees                                          6,440       7,541
  Net investment income                                        3,439       3,164
  Net realized investment gains                                  588         321
  Other income                                                    61         124
                                                            --------    --------
         Total revenue                                        17,743      33,962
                                                            --------    --------

LOSSES AND EXPENSES
  Losses and loss adjustment expenses                          5,199      14,916
  Other underwriting, general and administrative expenses      5,751      14,838
  Amortization and depreciation                                1,135       1,004
  Interest expense                                               262         802
                                                            --------    --------
         Total losses and expenses                            12,347      31,560
                                                            --------    --------

Income before income taxes and minority interest               5,396       2,402
Income tax expense                                            (1,874)       (660)
Minority interest in net loss of consolidated subsidiary           4          --
                                                            --------    --------
Income before extraordinary charge                             3,526       1,742

Extraordinary charge for conversion costs, net of tax             --         700
                                                            --------    --------
NET INCOME                                                  $  3,526    $  1,042
                                                            ========    ========

Basic earnings per common share                             $   0.58         N/A
                                                            --------    --------
Diluted earnings per common share                           $   0.56         N/A
                                                            ========    ========

            See notes to condensed consolidated financial statements.

                 SUMMIT HOLDING SOUTHEAST, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                          THREE MONTHS ENDED
                                                                MARCH 31
                                                           1998        1997
                                                           ----        ----
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES   $  1,787    $ (4,887)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities                       (19,764)    (36,585)
Disposal and maturity of investment securities            23,130      38,095
Purchases of property and equipment                         (190)       (153)
Acquisition of subsidiary                                   (234)         --
                                                        --------    --------
Net cash provided by investing activities                  2,942       1,357

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt                                          (2,213)       (325)
                                                        --------    --------
Net cash used in financing activities                     (2,213)       (325)
                                                        --------    --------

Net increase (decrease) in cash and cash equivalents       2,516      (3,855)
Cash and cash equivalents at beginning of period           5,757       7,433
                                                        --------    --------
Cash and cash equivalents at end of period              $  8,273    $  3,578
                                                        ========    ========

            See notes to condensed consolidated financial statements.

                 SUMMIT HOLDING SOUTHEAST, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

NOTE 1 - BASIS OF PRESENTATION

Organization
------------

         Summit Holding Southeast, Inc. ("Summit") is the holding company for Bridgefield Employers Insurance Company ("Bridgefield") and Summit Holding Corporation ("SHC"). These wholly owned subsidiaries head Summit's two major operating segments. Bridgefield and its wholly owned subsidiary, Bridgefield Casualty Insurance Company ("Bridgefield Casualty"), comprise Summit's insurance subsidiaries (the "insurance subsidiaries") who underwrite and assume the underwriting risks with respect to workers' compensation insurance policies for Florida employers of all sizes primarily in the construction, manufacturing, wholesale and retail, and service industries. Summit's administrative subsidiaries (SHC and subsidiaries) (the "administrative subsidiaries") provide insurance administrative services (including sales and agency relations, underwriting, claims administration, loss control, policy administration, and financial management) to the insurance subsidiaries and several unaffiliated workers' compensation self-insurance funds and municipalities.

         In the accompanying notes to condensed consolidated financial statements, the "Company" refers to Summit and its consolidated subsidiaries.

Basis of Financial Reporting
----------------------------

         The accompanying condensed consolidated financial statements include the accounts, after intercompany eliminations, of Summit and its consolidated subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments and certain reclassifications) necessary for a fair presentation in the accompanying condensed consolidated financial statements have been made. The information included in this Form 10-Q should be read in conjunction with Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the nine months ended December 31, 1997.

         The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and notes thereto. Actual results may differ from these estimates, and interim results reflected in the accompanying financial statements are not necessarily indicative of results for a full year.

NOTE 2 - ACQUISITION

         In March 1998, the Company purchased 80% of the outstanding capital stock of Turnkey Resources, Inc. ("Turnkey"), a Clearwater, Florida based insurance administrative service company. This acquisition has been accounted for using the purchase method of accounting. Turnkey's actual results of operations from the date of acquisition through March 31, 1998, included in the corresponding accompanying condensed consolidated statement of income, are immaterial. Pro forma results of operations for the quarter ended March 31, 1998 and 1997 resulting from this acquisition were not materially different from the results of operations as reported herein.

NOTE 3 - REINSURANCE

         Effective April 1, 1997, Bridgefield entered into quota share reinsurance agreements, in addition to existing excess reinsurance agreements, with American Re-Insurance Company, St. Paul Fire and Marine Insurance Company, Constitution Reinsurance Corp., and Transatlantic Reinsurance Company. Accordingly, beginning on that date and including the quarter ended March 31, 1998, Bridgefield ceded an aggregate of 75% of the net premiums on workers' compensation policies earned during such period, and the reinsurers, in their respective proportions, have assumed that same percentage of the risks under such policies.

         The ceding of 75% of the net premiums earned during the quarter ended March 31, 1998 has resulted in a reduction of premium revenue, along with losses and loss adjustment expenses ("LAE"), from that recognized in the corresponding quarter of the prior year. Also, the Company received a ceding commission relating to these quota share agreements, and such commission is recognized on an earned basis and reported in the accompanying condensed consolidated statement of income for the quarter ended March 31, 1998 as a reduction to other underwriting, general and administrative expenses.

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

NOTE 4 - DEBT

         In December 1997, Summit secured, with SunTrust Bank of Tampa Bay, access to $30.0 million under a revolving line of credit which offered more favorable terms than that of the then existing debt. Of this amount, $25.0 million was immediately utilized to extinguish all other debt consisting of a bank term loan. Interest on this new revolving debt ranges from LIBOR plus 1.5% to LIBOR plus 2.25%. Availability under this revolving line of credit reduces by $4.0 million annually until the loan matures in 2003.

         As collateral for the debt outstanding, Summit has pledged all of the issued and outstanding capital stock of two subsidiaries of SHC, Summit Consulting, Inc. and Summit Healthcare Holdings, Inc. As a condition for this debt, the Company must comply with certain financial covenants and operating restrictions, to which the Company has so complied.

NOTE 5 - RESTRICTION ON RETAINED EARNINGS

         Of the Company's retained earnings as of March 31, 1998 reported in the corresponding accompanying condensed consolidated balance sheet, approximately $0.6 million is restricted as such amount represents the aggregate value of the preferred stock preferences, including liquidation and unpaid cumulative dividend preferences, in excess of the stated value of preferred stock reported in such balance sheet.

NOTE 6 - EARNINGS PER SHARE

         Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the quarter ended March 31, 1998, ignoring any effects of potentially dilutive securities. Diluted earnings per share for the quarter ended March 31, 1998 reflects the potential dilution that could occur assuming securities or other contracts to issue common stock were exercised or converted into common stock. The resulting weighted average number of common shares outstanding and included in the basic and diluted earnings per share calculations for the quarter ended March 31, 1998 was 5,791,600 and 5,974,252, respectively. At March 31, 1997 and prior to Bridgefield's conversion from a group self-insurance fund to a stock property and casualty insurance company, common shares and earnings per share were inapplicable.

NOTE 7 - CONTINGENCIES

         The Internal Revenue Service is currently conducting an audit of SHC. The Company's management cannot predict the results of the audit, and no assurance can be given that such results will not have a material adverse effect on the Company's business, financial condition, or results of operations.

         The Company, in the normal course of business, is named as a defendant in various legal actions arising principally from claims made under insurance policies and contracts. Those actions are considered by the Company's management in estimating the loss and the LAE reserves. The Company's management believes that the resolution of these actions will not have a material effect on the Company's financial position or results of operations.

NOTE 8 - SUBSEQUENT EVENTS

         In May 1998, Bridgefield Casualty successfully obtained a license to operate and underwrite risks in Louisiana.

         Effective June 1, 1998, the administrative subsidiaries will no longer serve as managing general agent or provide administrative services to one of the four unaffiliated self-insurance funds currently serviced. This fund, based in Louisiana, recently completed a conversion from a self-insurance fund to a mutual insurance company. Included in the accompanying condensed consolidated statement of income for the quarter ended March 31, 1998, the Company realized administrative fee revenue of $0.7 million and direct operating expenses of $0.4 million pertaining to this fund.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

         NET INCOME. The Company realized net income during the quarter ended March 31, 1998 of $3.5 million, or $0.56 per diluted share, compared to $1.0 million for the same quarter of 1997. Significant factors contributing to this improvement are summarized as follows:

         REVENUE. The Company's revenue is generated principally from three sources: premiums earned on insurance policies written by the insurance subsidiaries, administration fees earned from the management of unaffiliated workers' compensation self-insurance funds, and investment income generated by the Company's invested assets.

         During the three months ended March 31, 1998 and 1997, premiums earned were $7.2 million and $22.8 million, respectively, a decline of $15.6 million or 68%. This decline is attributable primarily to the quota share reinsurance agreements entered into by Bridgefield effective April 1, 1997 as is more fully explained in Note 3 to the accompanying condensed consolidated financial statements.

During the quarter ended March 31, 1998 and 1997, earned premiums were reduced by $24.0 million and $2.7 million, respectively, pertaining to reinsurance premiums ceded under these and other quota share agreements. Conversely, during the quarter ended March 31, 1998, the Company, on a pre-quota share basis, realized net growth in earned premiums over that of the corresponding quarter of 1997 of approximately $5.8 million.

         ADMINISTRATIVE FEES. During the quarter ended March 31, 1998, administrative fee revenue declined $1.1 million, or 15%, from that for the same quarter of 1997. This decline resulted from the premiums of the administrative subsidiaries' unaffiliated clients, upon which the Company's administrative fees are based, being adversely impacted by the competitive workers' compensation marketplace, particularly for self-insurance funds.

         NET INVESTMENT INCOME. Net investment income was $3.4 million and $3.1 million during the quarter ending March 31, 1998 and 1997, respectively. This increase of $0.3 million, or 10%, is attributable primarily to the increase in the Company's invested assets. A major source contributing to the Company's increase in invested assets was the proceeds from the issuance of Summit's common stock through subscription and public offerings in May 1997 as is more fully described in the Company's Annual Report on Form 10-K for the nine months ended December 31, 1997.

         LOSSES AND LOSS ADJUSTMENT EXPENSES. Losses and LAE were $5.2 million and $14.9 million for the quarter ending March 31, 1998 and 1997, respectively, a decrease of $9.7 million or 65%. This decline is attributable primarily to the net increase, between the respective quarters, in losses and LAE ceded under Bridgefield's quota share reinsurance agreements entered into effective April 1, 1997 as further described in Note 3 to the accompanying condensed consolidated financial statements. Losses and LAE ceded under these and other quota share contracts were $14.4 million and $2.1 million during the three months ended March 31, 1998 and 1997, respectively. Further, the Company's loss ratio on insurance operations before the effects of quota share reinsurance was 62.8% and 66.6% during the quarter ended March 31, 1998 and 1997, respectively.

         OTHER UNDERWRITING, GENERAL AND ADMINISTRATIVE EXPENSES. For the quarter ended March 31, 1998, other underwriting, general and administrative expenses decreased $9.1 million, or 61%, from that of the quarter ended March 31, 1997. As discussed in Note 3 to the accompanying condensed consolidated financial statements, Bridgefield recognizes a ceding commission corresponding to earned premiums ceded under quota share reinsurance agreements entered into effective April 1, 1997. During the quarter ended March 31, 1998 and 1997, the Company recognized $10.2 million and $0.9 million, respectively, under these and other quota share agreements reported as a reduction of other underwriting, general and administrative expenses.

Liquidity and Capital Resources
-------------------------------

         The insurance subsidiaries' primary sources of cash flows are from premiums earned, investment income and the proceeds from the sale or maturity of invested assets. Their primary cash requirements include the purchase of investment securities and the payment of claims, agent commissions, reinsurance premiums, and management fees to the administrative subsidiaries. The administrative subsidiaries' primary source of cash flow is service fees generated from the insurance subsidiaries and other unaffiliated clients. The cash requirements of the administrative subsidiaries include primarily the payment of salaries, employee benefits, debt obligations, and other operating expenses.

         The Company's cash and cash equivalents of $8.3 million at March 31, 1998 increased $2.5 million from $5.8 million at December 31, 1997. During the quarter ended March 31, 1998, $1.8 million of net cash was generated from operations primarily as a result of the net income achieved in that quarter. Net cash of $3.3 million was also generated from the sale or maturity of investments while $0.4 million were utilized to acquire a subsidiary and to purchase other property and equipment. Finally, $2.2 million were utilized to reduce the Company's revolving line of credit debt obligation.

         As further explained in Note 4 to the accompanying condensed consolidated financial statements, the Company has access to a $30.0 million revolving line of credit of which $15.7 million remains presently available to be borrowed at an interest rate ranging from LIBOR plus 1.5% to LIBOR plus 2.25%. Availability under this revolving line of credit reduces by $4.0 million annually until the loan matures in 2003.

         At March 31, 1998, the Company's shareholders' equity equaled 18.9% of total assets compared to 18.4% at December 31, 1997 and 5.8% at March 31, 1997.

         As described in the Company's Annual Report on Form 10-K for the nine months ended December 31, 1997, the insurance subsidiaries are subject to state insurance laws and regulations that limit the amount of dividends or distributions that may be paid by an insurance company to its shareholders. In addition, conditions imposed by the Florida Department of Insurance("Florida DOI") in connection with Bridgefield's conversion require that all dividends or distributions by the insurance subsidiaries be approved by the Florida DOI in advance. As a consequence of these legal restrictions and other business considerations, the amount of dividends that may be paid by the insurance subsidiaries to Summit may be limited, which may in turn limit the amount of cash available to Summit for servicing its debt and other purposes.


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

         (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Summit Holding Southeast, Inc.

Date: May 13, 1998            By:  /s/ Russell L. Wall
                                  --------------------------
                              Russell L. Wall,
                              Vice President of Finance,
                              Chief Financial Officer

                              (Principal Financial and
                              Accounting Officer and Duly
                              Authorized Officer)