Form 10-Q
period 1998-06-30
SUMMIT HOLDING SOUTHEAST INC
filed 1998-08-14
CIK 1027287

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to
         ____________

Commission file number 0-21933

                         SUMMIT HOLDING SOUTHEAST, INC.
             (Exact name of registrant as specified in its charter)

             Florida                                   59-3409855
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

      2310 A-Z Park Road, Lakeland, Florida                          33801
     (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  941-665-6060

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----
Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the last practicable date.

            Class                                  Outstanding at July 31, 1998
            -----                                  ----------------------------
Common Stock, $0.01 Par Value                                5,791,600

                SUMMIT HOLDING SOUTHEAST, INC. AND SUBSIDIARIES


                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998
                               Table of Contents

                                                                                                 PAGE
                                                                                                 ----
    PART I.            FINANCIAL INFORMATION                                                       3

      Item 1.          Condensed Consolidated Financial Statements                                 3

                       Condensed Consolidated Balance Sheets as of June 30, 1998
                       and December 31, 1997                                                       3

                       Condensed Consolidated Statements of Income for the three
                       and six months ended June 30, 1998 and 1997                                 4

                       Condensed Consolidated Statements of Cash Flows for the
                       six months ended June 30, 1998 and 1997                                     5

                       Notes to Condensed Consolidated Financial Statements                        6

      Item 2.          Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                         9

      Item 3.          Quantitative and Qualitative Disclosures About Market Risk                  11


    PART II.           OTHER INFORMATION                                                           11

      Item 4           Submission of Matters to a Vote of Security Holders                         11

      Item 6.          Exhibits and Reports on Form 8-K                                            11

SIGNATURES                                                                                         12

INDEX TO EXHIBITS

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                SUMMIT HOLDING SOUTHEAST, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except shares and per share amounts)


                                                                            JUNE 30           DECEMBER 31
                                                                             1998                1997
                                                                             ----                ----
                                                                          (UNAUDITED)          (AUDITED)

                                                   ASSETS
Investments:
   Fixed maturities                                                     $    222,954         $    221,228
   Equity securities                                                          23,283               21,691
   Short-term investments                                                         97                6,537
                                                                        ------------         ------------
         Total investments                                                   246,334              249,456
Cash and cash equivalents                                                        741                5,757
Premiums receivable (net of $2,853 and $2,672
      allowance for doubtful accounts, respectively)                         120,815               63,077
Reinsurance recoverable                                                      149,593              117,722
Recoverable from Florida Special Disability Trust Fund                        23,833               23,833
Deferred policy acquisition costs                                              2,481                  973
Accrued investment income                                                      3,743                3,906
Property and equipment, net                                                    1,357                1,333
Goodwill, net                                                                 42,532               43,242
Other intangible assets, net                                                   8,457                9,498
Deferred income taxes                                                         10,504               11,701
Other assets                                                                   4,674                4,153
                                                                        ------------         ------------
         Total assets                                                   $    615,064         $    534,651
                                                                        ============         ============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Loss and loss adjustment expense reserves                            $    359,906         $    347,068
   Debt                                                                       14,124               16,540
   Unearned premiums                                                          91,545               36,633
   Other policyholders' funds                                                 13,693               14,015
   Accounts payable and accrued expenses                                      23,957               15,000
   Deferred revenue                                                            5,236                4,653
   Income taxes payable                                                          521                2,408
                                                                        ------------         ------------
         Total liabilities                                                   508,982              436,317
                                                                        ------------         ------------

Shareholders' Equity:
   Common stock, $.01 par; 20,000,000 shares authorized;                          58                   58
      5,791,600 shares issued and outstanding
   Additional paid-in capital                                                 57,643               57,643
   Series A, 4% cumulative preferred stock, $10.00 par;
      5,000,000 shares authorized; 1,639,701 shares issued
      and outstanding                                                         16,397               16,397
   Retained earnings                                                          25,780               18,052
   Net unrealized appreciation of available-for-sale
       securities, less applicable deferred income taxes                       6,204                6,184
                                                                        ------------         ------------
         Total shareholders' equity                                          106,082               98,334
                                                                        ------------         ------------
         Total liabilities and shareholders' equity                     $    615,064         $    534,651
                                                                        ============         ============


           See notes to condensed consolidated financial statements.

                SUMMIT HOLDING SOUTHEAST, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)
              (in thousands, except shares and per share amounts)


                                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                          JUNE 30                            JUNE 30
                                                                          -------                            -------
                                                                   1998            1997               1998              1997
                                                                   ----            ----               ----              ----

REVENUE

   Premiums earned                                               $    9,196      $    4,683         $   16,411       $  27,495
   Administrative fees                                                6,529           8,154             12,969          15,695
   Net investment income                                              3,488           3,394              6,927           6,558
   Net realized investment gains                                      1,605             878              2,193           1,199
   Other income                                                         148             116                210             240
                                                                 ----------      ----------         ----------       ---------
         Total revenue                                               20,966          17,225             38,710          51,187

LOSSES AND EXPENSES

   Losses and loss adjustment expenses                                6,173           4,023             11,372          18,939
   Other underwriting, general and administrative
      expenses                                                        6,894           7,312             12,645          22,150
   Amortization and depreciation                                      1,118           1,149              2,253           2,153
   Interest expense                                                     250             749                512           1,551
                                                                 ----------      ----------         ----------       ---------

         Total losses and expenses                                   14,435          13,233             26,782          44,793
                                                                 ----------      ----------         ----------       ---------

Income from continuing operations before income
    taxes and minority interest                                       6,531           3,992             11,928           6,394
Income tax expense                                                   (2,338)         (1,453)            (4,212)         (2,113)
Minority interest in net loss of consolidated subsidiary                  8              --                 12              --
                                                                 ----------      ----------         ----------       ---------

Income from continuing operations before
    extraordinary charge                                              4,201           2,539              7,728           4,281

Extraordinary charge for conversion costs
    (inclusive of income tax charge of $146 in 1997)                     --              --                 --             700
                                                                 ----------      ----------         ----------       ---------

NET INCOME                                                       $    4,201      $    2,539         $    7,728       $   3,581
                                                                 ==========      ==========         ==========       =========

Basic earnings per common share                                  $     0.70      $     0.47         $     1.28             N/A
                                                                 ==========      ==========         ==========       =========
Weighted average number of common shares
    outstanding ignoring all potentially dilutive securities      5,791,600       5,228,600          5,791,600             N/A
                                                                 ==========      ==========         ==========       =========

Diluted earnings per common share                                $     0.68      $     0.46         $     1.24             N/A
                                                                 ==========      ==========         ==========       =========
Weighted average number of common shares
   outstanding including all potentially dilutive securities      5,978,296       5,344,046          5,973,979             N/A
                                                                 ==========      ==========         ==========       =========

           See notes to condensed consolidated financial statements.

                SUMMIT HOLDING SOUTHEAST, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
                                 (in thousands)


                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30
                                                                                                  -------
                                                                                          1998                  1997
                                                                                          ----                  ----
CASH FLOWS USED IN OPERATING ACTIVITIES                                                $    (7,202)             (3,384)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of investment securities                                                     (49,369)           (124,053)
    Disposal and maturity of investment securities                                          54,497              70,534
    Purchases of property and equipment                                                       (292)               (153)
    Majority interest acquisition of subsidiary                                               (234)                 --
                                                                                       -----------            --------
    Net cash provided by (used in) investing activities                                      4,602             (53,672)
                                                                                       -----------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from the issuance of capital stock                                             --              57,772
    Payments on debt                                                                        (2,416)             (1,100)
                                                                                       -----------            --------
    Net cash (used in) provided by financing activities                                     (2,416)             56,672
                                                                                       -----------            --------

Net decrease in cash and cash equivalents                                                   (5,016)               (384)
Cash and cash equivalents at beginning of period                                             5,757               7,433
                                                                                       -----------            --------
Cash and cash equivalents at end of period                                             $       741            $  7,049
                                                                                       ===========            ========


           See notes to condensed consolidated financial statements.

                SUMMIT HOLDING SOUTHEAST, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998

NOTE 1 - BASIS OF PRESENTATION

Organization

         Summit Holding Southeast, Inc. ("Summit") is the holding company for Bridgefield Employers Insurance Company ("Bridgefield"), and Summit Holding Corporation ("SHC"). These wholly owned subsidiaries head Summit's two major operating segments. Bridgefield and its wholly owned subsidiary, Bridgefield Casualty Insurance Company ("Bridgefield Casualty"), substantially represent Summit's insurance subsidiaries (the "insurance subsidiaries"), who underwrite and assume the underwriting risks with respect to workers' compensation insurance policies for Florida employers of all sizes primarily in the construction, manufacturing, wholesale and retail, and service industries. Summit's administrative subsidiaries (SHC and subsidiaries) (the "administrative subsidiaries") provide insurance administrative services (including sales and agency relations, underwriting, claims administration, loss control, policy administration, and financial management) to the insurance subsidiaries and several unaffiliated workers' compensation self-insurance funds and municipalities.

         In the accompanying notes to condensed consolidated financial statements, the "Company" refers to Summit and its consolidated subsidiaries.

Basis of Financial Reporting

         The accompanying condensed consolidated financial statements include the accounts, after intercompany eliminations, of Summit and its consolidated subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments and certain reclassifications) necessary for a fair presentation in the accompanying condensed consolidated financial statements have been made. The information included in this Form 10-Q should be read in conjunction with Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as of and for the nine months ended December 31, 1997.

         The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and notes thereto. Actual results may differ from these estimates, and interim results reflected in the accompanying financial statements are not necessarily indicative of results for a full year.

NOTE 2 - ACQUISITION

          In March 1998, the Company purchased 80% of the outstanding capital stock of Turnkey Resources, Inc. ("Turnkey"), a Clearwater, Florida based insurance administrative service company. This acquisition has been accounted for using the purchase method of accounting. Turnkey's actual results of operations from the date of acquisition through June 30, 1998, included in the corresponding accompanying condensed consolidated statement of income, are immaterial. Pro forma results of operations for the quarter and six months ended June 30, 1998 and 1997 resulting from this acquisition were not materially different from the results of operations as reported herein.

NOTE 3 - REINSURANCE

          In addition to excess-of-loss reinsurance agreements, and for most of the periods reported in the accompanying condensed consolidated statements of income, the insurance subsidiaries have maintained significant quota share reinsurance arrangements with quality reinsurers. Specifically, on April 1, 1997 Bridgefield entered into quota share reinsurance agreements with American Re-Insurance Company, St. Paul Fire and Marine Insurance Company, Constitution Reinsurance Corp., and Transatlantic Reinsurance Company. Beginning on that date and for a one-year term ended March 31, 1998, Bridgefield ceded an aggregate of 75% of the net premiums on workers' compensation policies earned during such period, and the reinsurers, in their respective proportions, have assumed that same percentage of the risks under such policies subject to specified limitations. On April 1, 1998, Bridgefield continued this type of coverage by entering into a one-year 75% quota share policy with Reliance Insurance Company.

          Bridgefield Casualty has maintained an 80% quota share reinsurance agreement with American Re-Insurance Company throughout all periods reported in the accompanying condensed consolidated statements of income.

          The premiums ceded under these quota share agreements, along with the corresponding incurred losses and loss adjustment expenses ("LAE"), are reported in the applicable accompanying statements of income as reductions to premiums earned and losses and LAE, respectively. In addition, the Company realizes ceding commissions relating to these quota share agreements, and such commissions are recognized on an earned basis and reported in the applicable accompanying statements of income as a reduction to other underwriting, general and administrative expenses.

          These quota share agreements do not relieve the insurance subsidiaries from their respective liability under the workers' compensation policies issued, but they do make the assuming reinsurers liable to the insurance subsidiaries for the reinsurance ceded. Therefore, the Company is subject to credit risk with respect to the obligations of its reinsurers involved in these and all other existing reinsurance agreements. Although each of the aforementioned quota share reinsurers are currently rated "A-" or better by AM Best Company, any failure on the part of these reinsurers, as well as those involved in the Company's other existing reinsurance arrangements, could have a material adverse effect on the Company's business, financial condition, and results of operations.

NOTE 4 - DEBT

          In December 1997, Summit secured, with SunTrust Bank of Tampa Bay, access to $30.0 million under a revolving line of credit which offered more favorable terms than that of the then existing debt. Of this amount, $25.0 million was immediately utilized to extinguish all other debt consisting of a bank term loan. Interest on this new revolving debt ranges from LIBOR plus 1.5% to LIBOR plus 2.25%. Availability under this revolving line of credit reduces by $4.0 million annually beginning on December 31, 1998.

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

NOTE 5 - RESTRICTION ON RETAINED EARNINGS

          Of the Company's retained earnings as of June 30, 1998 reported in the corresponding accompanying condensed consolidated balance sheet, approximately $0.7 million is restricted as such amount represents the aggregate value of the preferred stock preferences, including liquidation and unpaid cumulative dividend preferences, in excess of the stated value of preferred stock reported in such balance sheet.

NOTE 6 - EARNINGS PER SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the respective period reflected in the accompanying statements of income, ignoring any effects of potentially dilutive securities. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Prior to Summit's initial subscription and public offerings in May 1997, common shares and earnings per share were inapplicable to the Company.

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

NOTE 8 - PENDING CHANGE IN OWNERSHIP

         On June 30, 1998, the Summit announced it had signed an agreement to be acquired by Boston-based Liberty Mutual Group. Pursuant to the terms of this agreement, Liberty Mutual will acquire each share of Summit's common stock outstanding. In addition, and upon consummation of the sale, all of the outstanding shares of Summit's Series A preferred stock will be redeemed in accordance with the Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Summit, a copy of which is filed as an exhibit to Summit's Registration Statement on Form S-1 (No. 333-16499).

         The sale of Summit to Liberty Mutual remains subject to the approval of Summit's common shareholders, the Securities and Exchange Commission, the Department of Justice, and the Florida Department of Insurance. Management anticipates this transaction to be finalized during the third quarter of 1998. Once completed, Summit will become a wholly owned subsidiary of Liberty Mutual.

NOTE 9 - OTHER

         In May 1998, Bridgefield Casualty successfully obtained a license to operate and underwrite risks in Louisiana although no such risks were underwritten as of or prior to June 30, 1998.

         Effective June 1, 1998, the administrative subsidiaries no longer serve as managing general agent or provide administrative services to one of the unaffiliated self-insurance funds previously serviced. This fund, based in Louisiana, recently completed a conversion from a self-insurance fund to a mutual insurance company. Included in the accompanying statements of income for the six months ended June 30, 1998 and 1997 is administrative fee revenue of $0.9 million and $1.8 million, and direct operating expenses of $0.3 million and $1.0 million, respectively, realized by the Company and pertaining to this fund.

NOTE 10 - YEAR 2000

         Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company has completed an assessment of its Year 2000 needs and is currently modifying or replacing portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Management anticipates that the Year 2000 project will be completed by December 31, 1998, and that its total costs will not have a material adverse effect on the Company's financial condition and results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         NET INCOME. The Company realized net income during the quarter ended June 30, 1998 of $4.2 million, or $0.68 per diluted share, compared to $2.5 million, or $0.46 per diluted share, for the quarter ended June 30, 1997. For the six months ended June 30, 1998 and 1997, net income was $7.7 million, or $1.24 per diluted share, and $3.6 million, respectively. Significant factors contributing to the increase in the Company's net income between these periods are as follows:

         REVENUE. The Company's revenue is generated principally from three sources: premiums earned on insurance policies written by the insurance subsidiaries, administration fees earned from the management of several unaffiliated self-insurance workers' compensation funds, and investment income and realized investment gains generated by the Company's investing activities.

         For the quarter ended June 30, 1998, earned premiums increased $4.5 million, or 96%, from that of the same quarter of the prior year. Earned premiums ceded under the quota share reinsurance agreements described in Note 3 to the accompanying condensed consolidated financial statements were $27.6 million and $22.0 million during the quarter ended June 30, 1998 and 1997, respectively. Accordingly, the Company realized gross earned premiums, excluding the effects of quota share reinsurance, of $36.8 million and $26.7 million during the quarters ended June 30, 1998 and 1997, respectively.

         Premiums earned during the six months ended June 30, 1998 declined by $11.1 million compared to the six months ended June 30, 1997. This decline is attributable primarily to the fact that Bridgefield originally entered into its quota share reinsurance agreement effective April 1, 1997 and did not have similar coverage during the quarter ended March 31, 1997. Accordingly, during the six months ended June 30, 1998 and 1997, Bridgefield and Bridgefield Casualty ceded combined earned premiums under the quota share agreements of $51.7 million and $24.7 million, respectively. As a result, during these periods the Company realized gross earned premiums, excluding the effects of quota share reinsurance, of $68.1 million and $52.2 million, respectively, an increase of $15.9 million or 30%. This growth in earned premiums is attributable to stronger sales and improved account retention, both of which were enhanced by Bridgefield's conversion, effective May 28, 1997, from a self-insurance fund to a stock property and casualty insurance company.

         ADMINISTRATIVE FEES. During the quarter and six months ended June 30, 1998, administrative fees declined $1.6 million and $2.7 million from the respective period of the prior year. This decline is substantially the result of the termination, effective June 1, 1998, of administrative services provided to one of the unaffiliated self-insurance funds previously serviced by the administrative subsidiaries as explained in Note 9 to the accompanying condensed consolidated financial statements. In addition, premiums of the administrative subsidiaries' other unaffiliated clients, upon which the Company's administrative fees are based, continue to be adversely affected by the competitive workers' compensation marketplace, particularly for self-insurance funds.

         NET INVESTMENT INCOME. Net investment income earned during the quarter ended June 30, 1998 was $3.5 million compared to $3.4 million of the corresponding quarter of the prior year. This result is evidence of the relative consistency in the volume and mix of fixed maturity investments between the two periods. For the six months ended June 30, 1998, net investment income increased $0.4 million in comparison to that of the six months ended June 30, 1997.

         NET REALIZED INVESTMENT GAINS. During the quarter ended June 30, 1998, net realized investment gains increased $0.7 million, or 82%, from that of the same quarter of the prior year. Similarly, net realized investment gains for the six months ended June 30, 1998 increased $1.0 million, or 83%, over that of the six months ended June 30, 1997. Though the overall investment sales volume declined during the six months ended June 30, 1998 compared to that of the prior year, the increase in net realized investment gains is primarily attributable to the growing strength of the United States stock markets. The Company's sales of equity securities, in the normal course of business, accounted for $1.5 million of the $2.2 million of net realized investment gains during the six month period ended June 30, 1998. Likewise, the sales of equity securities during the six months ended June 30, 1997 accounted for $1.1 million of the $1.2 million of net investment gains realized.

         LOSSES AND LOSS ADJUSTMENT EXPENSES. During the quarter ended June 30, 1998, losses and LAE increased $2.2 million, or 53%, over that for the quarter ended June 30, 1997. As discussed in Note 3 to the accompanying condensed consolidated financial statements, the Company cedes a significant portion of its losses and LAE to reinsurers under quota share reinsurance agreements. During the quarter ended June 30, 1998 and 1997, the Company ceded losses and LAE of $18.9 million and $15.6 million, respectively, thereby indicating that the Company's gross losses and LAE incurred during these quarterly periods, ignoring the effects of quota share reinsurance, were $25.1 million and $19.6 million, respectively. Excluding the effects of quota share reinsurance, the Company's loss ratio was 68.1% and 73.5% during the quarter ended June 30, 1998 and 1997, respectively.

         During the six months ended June 30, 1998, the Company's losses and LAE were $11.4 million compared to $19.0 million for the six months ended June 30, 1997. This decline of $7.6 million results from the fact that Bridgefield originally entered into its quota share reinsurance agreement effective April 1, 1997. Accordingly, combined losses and LAE ceded by the insurance subsidiaries during the six months ended June 30, 1998 were $33.3 million compared to $17.7 million during the six months ended June 30, 1997. The Company's gross losses and LAE incurred during these periods, excluding the effects of quota share reinsurance, were $44.7 million and $36.6 million, respectively. Further ignoring all effects of the quota share reinsurance, the Company's loss ratio was 65.7% and 70.2% for the six months ended June 30, 1998 and 1997, respectively.

         OTHER UNDERWRITING, GENERAL, AND ADMINISTRATIVE EXPENSES. For the quarter and six months ended June 30, 1998, other underwriting, general and administrative expenses declined $0.4 million and $9.5 million, respectively, from the corresponding periods of the prior year. As explained in Note 3 to the accompanying condensed consolidated financial statements, the Company recognizes ceding commissions corresponding to premiums ceded under the quota share reinsurance agreements, and such commissions are reported as a reduction to other underwriting, general, and administrative expenses. Due to the fact that Bridgefield entered into its quota share reinsurance agreement effective April 1, 1997, the Company recognized ceding commissions of $21.9 million and $10.0 million during the six months ended June 30, 1998 and 1997, respectively.

         INTEREST EXPENSE. Interest expense was $0.3 million and $0.7 million during the quarter ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, interest expense was $0.5 million and $1.6 million, respectively. As discussed in Note 4 to the accompanying condensed consolidated financial statements, these declines in 1998 are primarily attributable to a $30.0 million line of credit secured in December 1997, thereby replacing debt consisting of a bank term loan with less favorable terms. This new line of credit requires interest ranging from LIBOR plus 1.5% to LIBOR plus 2.25%. The more favorable terms associated with this new debt, along with the declining balance of debt outstanding, has resulted in the decline in interest expense.

Liquidity and Capital Resources

         The insurance subsidiaries' primary sources of cash flows are from premiums earned, investment income, and the proceeds from the sale or maturity of invested assets. Their primary cash requirements include the purchase of investment securities and the payment of claims, agent commissions, reinsurance premiums, and management fees to the administrative subsidiaries. The administrative subsidiaries' primary source of cash flow is service fees generated from the insurance subsidiaries and other unaffiliated clients. The cash requirements of the administrative subsidiaries include primarily the payment of salaries, employee benefits, debt obligations, and other operating expenses.

         The Company's cash and cash equivalents of $0.7 million at June 30, 1998 decreased by a net amount of $5.0 million from $5.7 million at December 31, 1997. During the six months ended June 30, 1998, $7.2 million of net cash was used in operations, primarily as a result of the increase in reinsurance recoverable pertaining to the quota share reinsurance agreements discussed in
Note 3 to the accompanying condensed consolidated financial statements. Net cash of $5.1 million was generated from sales or maturities of investments in excess of cash utilized to purchase investments. Finally, net cash of $2.4 million was utilized to reduce the Company's debt obligation.

         Included as a component of the Company's available-for-sale investments at June 30, 1998 is unrealized appreciation, net of applicable deferred income taxes, of $6.2 million.

         As further explained in Note 4 to the accompanying condensed consolidated financial statements, the Company has access to a $30.0 million revolving line of credit of which $15.9 million remains presently available to be borrowed at an interest rate ranging from LIBOR plus 1.5% to LIBOR plus 2.25%. Availability under this revolving line of credit reduces by $4.0 million annually, beginning December 31, 1998.

         At June 30, 1998, the Company's shareholders' equity equaled 17.2% of total assets compared to 18.4% at December 31, 1997.

         As described in the Company's Annual Report on Form 10-K as of and for the nine months ended December 31, 1997, the insurance subsidiaries are subject to state insurance laws and regulations that limit the amount of dividends or distributions that may be paid by an insurance company to its shareholders. In addition, the Florida Department of Insurance currently requires its approval prior to the distribution of dividends, loans, or advances by the insurance subsidiaries to their parent company. As a consequence of these legal restrictions and other business considerations, the amount of dividends that may be paid by the insurance subsidiaries to Summit may be limited, which may in turn limit the amount of cash available to Summit for servicing its debt and other purposes.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.


                          PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of common shareholders of Summit Holding Southeast, Inc. was held on May 27, 1998, at which time the following matters were brought before and voted upon by the shareholders.

1. The election of directors to serve until the year 2001 annual meeting of shareholders. Duly elected were Greg C. Branch and Robert L. Noojin, Sr.

                For                 Against              Abstain
             5,342,677                -0-                 2,600


2. The appointment of the firm Ernst & Young, LLP, independent public accountants, as auditors of the Company for the fiscal year ending December 31, 1998 was ratified and approved.

                For                 Against              Abstain
             5,336,977               6,000                2,300


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.  The following exhibits are filed herewith:

                  Exhibit No.        Description
                  -----------        -----------
                       11            Computation of Earnings Per Share
                       27            Financial Data Schedule (for SEC use only)

         (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Summit Holding Southeast, Inc.

Date: August 14, 1998                       By: /s/ Russell L. Wall
                                                ---------------------------
                                                Russell L. Wall,
                                                Vice President of Finance,
                                                Chief Financial Officer

                                                (Principal Financial and
                                                Accounting Officer and Duly
                                                Authorized Officer)